Form 10-K
period 1993-12-31
DYNAMICS CORP OF AMERICA
filed 1994-03-30
CIK 30819

SECURITIES and EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

                         Commission file  number 0-7304

                        DYNAMICS CORPORATION OF AMERICA
                        -------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                          13-0579260
           --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

475 Steamboat Road, Greenwich, Connecticut                  06830-7197
- ------------------------------------------                  ----------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   203-869-3211
                                                      ------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

     Title of Each Class                 Name of Each Exchange
     -------------------                 ---------------------
                                         on which Registered
                                         -------------------
     Common Stock (Voting)
     $.10 Par Value                      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE
                                                              ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X            No
                         -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                      X
                                   -----
The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1994:

                   Common Stock, $.10 Par Value--$58,131,000

The number of shares outstanding of each of the registrant's classes of common stock, as of March 18, 1994:

Common Stock, par value $.10 per share                     Shares
     Voting                                              3,870,587
     Non-Voting                                              4,812

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the year ended December 31, 1993 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 6, 1994 are incorporated by reference into Part III of this Form 10-K.

                        Exhibits Index - Pages 19 and 20

                                     Part I

Item l.          Business
                 --------

                 A description of Dynamics Corporation of America ("DCA" or "Company") and financial information about industry segments on pages 22 and 23 of the annual report to security holders for the year ended December 31, 1993, and the classification of the Company's manufacturing divisions and subsidiary for industry segments, including a description of each, on page 24 of the annual report to security holders for the year ended December 31, 1993 are incorporated herein by reference.

                 Unless otherwise noted, the additional information required pursuant to this item which follows pertains to continuing operations of the Company.

Sources and Availability of Raw Materials
- -----------------------------------------

                 DCA is a user of steel, aluminum, copper, plastics and electronic components. Generally, these materials are available from many sources, domestic and offshore. Prices paid are competitive. Supplies are normally plentiful except during national emergencies, unusually prolonged basic industry strikes, or periods of accelerated demand for products exceeding industry capacity.

Patents and Trademarks
- ----------------------

                 Although DCA owns or is licensed under a number of domestic and foreign patents and patent applications, management believes that no single patent or group of patents is material to the business as a whole. The trademarks Waring , Blendor , NuBlend , Acme Juicerator , Qualheim ,
Anemostat , Multi-Vent , Anemotrak , Envirotrak , and Environ are well recognized in their trading areas and signify desirable quality and value. These trademarks should be available for Company use as long as it desires.

Backlog
- -------

                 The backlog of unfilled orders was approximately $26,200,000 at December 31, 1993 as compared with approximately $23,500,000 at December 31, 1992. Approximately 82% is represented by orders expected to be completed in 1994. The Power and Controlled Environmental Systems segment accounts for approximately 60% of the unfilled orders at December 31, 1993, and backlog continues to be significant when projecting future financial results of this segment of the Company's business.

Customers
- ---------

                 In general, the businesses engaged in by the Company are not dependent upon one or a few customers. The Power and Controlled Environmental Systems segment of the Company, in addition to its commercial activities, acts as both a subcontractor and prime contractor for the production of air conditioning equipment, liquid cooling equipment and trailers and shelters for electronic equipment of which the U.S. Government is the end-user. The Company derived approximately 18% of its sales from U.S. Government-related business in 1993. The Company derived approximately 12% of its sales in 1993, primarily in the Power and Controlled Environmental Systems segment, from a single contractor to the U.S. Government. However, the Company and the Power and Controlled Environmental Systems segment are not dependent on this customer. The remaining segments of the Company serve a broad base of customers and are predominantly commercial in nature.

Competition
- -----------

                 DCA normally experiences varying degrees of competition with respect to each of its segments and with respect to particular products within each segment.

                 The electrical appliances produced by the Company's Waring Products Division experience keen competition in the consumer and commercial segments of the market. The Company's Waring Blendor , NuBlend , Acme Juicerator and Qualheim are recognized names in their field.

                 The Reeves-Hoffman Division encounters strong competition for the crystal products, oscillators and hermetic seal packages it sells due in large part to the multiplicity of suppliers in the industry. The same is true with respect to the heat dissipating devices sold by the Company's International Electronic Research Corporation subsidiary.

                 Anemostat's air distribution, systems and door products compete in a well supplied market with regard to quality, price and delivery. The Company's Anemostat air diffusers and vision frames and louvers for fire-rated doors are recognized names in the industry. Sales of these products tend to follow the expansion and contraction of the commercial construction industry.

                 As a supplier of specialized equipment for government, industry and power plant use, the Ellis & Watts Division is generally required to submit competitive bids. The mobile medical van segment of the market which it serves has become more competitive in recent years.

Distribution
- ------------

                 The methods of distribution and marketing utilized by the Company vary from division to division. In general, sales for all the Company's segments combine some direct selling in certain market areas with appropriate manufacturers' representatives, wholesalers, distributors and/or dealers.

Research and Development
- ------------------------
                 DCA engages in a variety of research and development programs throughout its divisions, the primary purposes of which are to improve existing products and processes, modify current products to extend their market life and expand markets by developing new products. Expenditures for Company sponsored research and development amounted to $1,252,000 in 1993, $1,203,000 in 1992 and $1,041,000 in 1991.

Environmental Matters
- ---------------------

                 The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site have agreed with the EPA to fund a feasibility study at the site and have sued the Company and other PRPs who have not agreed to share the costs. A property owner adjacent to the California site has sued the Company and others for allegedly causing contamination of their property. The Company incurred costs of $273,000 in 1993 to fund engineering studies and conduct investigations of the California site and to pay related expenses. The Company also has received notice from a state environmental agency that it is a PRP with respect to a non-Company site in Pennsylvania, and is a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in that state.

                 The amount of future environmental-related expenditures and the extent of insurance coverage is not determinable at this time. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including possible remediation, the extent of which is presently unknown, will not materially affect the financial position of the Company. However, it is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of these matters.

                 In 1993 the Company expended $426,000, including the $273,000 at the California site, to manage hazardous substances, to monitor pollutants, to test for contaminants and to provide for required clean-up activities, a 48% increase in such expenditures over the prior year.

Number of Employees
- -------------------

                 DCA employed 1,062 persons at December 31, 1993.

Foreign Operations
- ------------------

                 The Company does not engage in material operations in foreign countries. However, some revenue accrues from direct sales abroad which represented approximately 9% of sales in 1993. In addition, the Company receives revenue from licenses and technology transfers which amounted to $1,207,000 in 1993, $244,000 in 1992 and $226,000 in 1991. In 1993 the
Company recorded income from an initial royalty of $1,000,000 under a technology transfer agreement with a customer in the Power and Controlled Environmental Systems segment; future royalty amounts from that customer are dependent upon future contract awards received by the customer.

Discontinued Operations
- -----------------------

                 The Company determined to discontinue operations at its Fermont division, a manufacturer of electrical power systems for government and commercial markets, effective as of September 30, 1991, and to put the division's assets and business up for sale. The Company will fulfill all contract obligations of Fermont, including its obligations under the contract with the U.S. Government to supply 3KW engine generator sets, currently scheduled to be completed in 1996, unless a buyer for the business assumes performance of its contracts. (Notes 3, 6, 7 and 15 on pages 12, 14 and 18 of the annual report to security holders for the year ended December 31, 1993 are incorporated herein by reference.)

                 In December, 1992 the Company sold its 33.3% interest in Farmhand Inc. for $1,700,000 in cash and a $500,000 note, at six percent interest per annum, payable quarterly through 2009.

Investment in CTS Corporation
- -----------------------------
                 At December 31, 1993, the Company's holdings of the common stock of CTS Corporation ("CTS") aggregated 1,920,900 shares. The Company's equity ownership in CTS represents 37.3% of the outstanding stock of CTS.

                 The current CTS Board of Directors is comprised of five individuals including two directors who also are officers and directors of DCA. The Company's investment in CTS is accounted for under the equity method. CTS, whose shares are listed on the New York Stock Exchange, designs, manufactures and sells electronic and electromagnetic components and subsystems for the automotive, communications equipment, data processing, defense and aerospace, instruments and controls, and consumer electronic markets. CTS is headquartered in Elkhart, Indiana and operates manufacturing plants in the U.S. and abroad, primarily in a single business segment, electronic components and subsystems, in worldwide markets. (Note 5 on page 13 of the Company's annual report to security holders for the year ended December 31, 1993 is incorporated herein by reference.)

Item 2.          Properties
                 -----------

The following is a summary by industry segment of the properties occupied by the Company.



                                                   Square
Division         Location                           Feet              Type               Occupancy
- --------         --------                          ------           --------             ---------
Executive        475 Steamboat Road                7,704            Part of              Lease expiring
                 Greenwich, CT                                      modern               12/31/2000
                                                                    office bldg.


Electrical Appliances and Electronic Devices:
- --------------------------------------------

Waring           New Hartford, CT                  212,000          Modern 1             Fee ownership
Products                                                            story
                 McConnellsburg, PA                 74,000          Modern 1             Fee ownership
                                                                    story

                 Winsted, CT                        55,000          Multi-story          Fee ownership


I.E.R.C.         Burbank, CA                        37,000          2 Modern             Lease expiring
                                                                    bldgs; 4             1/31/95
                                                                    stories &
                                                                    1 story

                 Burbank, CA                        21,000          3 Modern             Fee ownership
                                                                    bldgs; one
                                                                    2 stories &
                                                                    two 1 story

Reeves-          Carlisle, PA                       94,000          Modern 1             Lease expiring
Hoffman                                                             story                2/28/99


Fabricated Metal Products and Equipment:
- ---------------------------------------

Anemostat        Scranton, PA                      270,000          Modern 1             Fee ownership
Products                                                            story
                 Carson, CA                         76,000          Modern 1             Lease expiring
                                                                    story                10/31/95










                                                               5







                                                   Square
Division         Location                           Feet              Type               Occupancy
- --------         --------                          ------           --------             ---------

Power and Controlled Environmental Systems:
- ------------------------------------------
Ellis &          Cincinnati, OH                    145,000          1 Modern             Fee ownership
Watts                                                               bldg; 1
                                                                    story mfg.
                                                                    & 2 stories
                                                                    offices

                 Cincinnati, OH                      2,900          Modern 1             Fee ownership
                                                                    story




All plants are of adequate capacity and are utilized generally on a one-shift basis. The Winsted, CT facility of the Waring Products Division is utilized as a records storage facility and is also available for sale. Approximately 66,000 square feet of the Scranton, PA facility of the Anemostat Products Division has been leased on a short-term basis. Approximately 40,000 square feet of the New Hartford, CT facility of the Waring Products Division is available for lease.


Discontinued Operations:
- ------------------------

The following property, previously operated by the Company, is being held for sale or disposition by the Company:

                  Yazoo City, MS                     80,000         Modern 1             Lease expiring
                                                                    story                3/4/98

The above property is currently subleased on a short-term basis.

The following property, which continues to be occupied and operated by the Fermont Division, a discontinued operation, is held for sale in connection with the sale of the business.

                 Bridgeport, CT                     97,000          2 Modern             Fee Ownership
                                                                    bldgs; 2
                                                                    stories &
                                                                    1 story

Item 3.          Legal Proceedings
                 -----------------

                 With respect to claims and actions against the Company, including environmental matters, it is the opinion of Management that they will have no material effect on the financial position of the Company.
Item 4.          Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 Not applicable


Executive Officers of the Registrant
- ------------------------------------


     Name                                          Age                        Office
     ----                                          ---              --------------------------
Andrew Lozyniak                                    62               Chairman of the Board and
                                                                    President

Edward J. Mooney                                   80               Vice Chairman of the Board,
                                                                    Vice President and Secretary

Henry V. Kensing                                   60               Vice President and General
                                                                    Counsel

Patrick J. Dorme                                   58               Vice President-Finance and
                                                                    Chief Financial Officer

Richard E. Smith                                   45               Treasurer

The officers named above were elected to hold the offices set opposite their respective names until the meeting of directors following the next annual meeting of shareholders. Edward J. Mooney terminated his employment on December 31, 1993, retired under the Company's pension plan and became a consultant to the Company until his death on February 7, 1994. Henry V. Kensing was elected Secretary of the Corporation by the Board of Directors on February 23, 1994.

Except as above stated, the officers named above have served in their respective capacities for the past five years.

There are no family relationships between any directors or executive officers of the Company.

                                    Part II

Item 5.          Market for the Registrant's Common Stock and Related
                 ----------------------------------------------------
                 Security Holder Matters
                 -----------------------

                 Range of Stock Prices and Dividend Information on page 23 of the annual report to security holders for the year ended December 31, 1993 is incorporated herein by reference.

Item 6.          Selected Financial Data
                 -----------------------

                 Selected Financial Data on page 21 of the annual report to security holders for the year ended December 31, 1993 is incorporated herein by reference.

Item 7.          Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                 Condition and Results of Operations
                 -----------------------------------

                 Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 4 through 6 of the annual report to security holders for the year ended December 31, 1993 is incorporated herein by reference.

Item 8.          Financial Statements and Supplementary Data
                 -------------------------------------------

                 The following consolidated financial statements of the registrant and its subsidiaries are included in the annual report to security holders for the year ended December 31, 1993 and are incorporated herein by reference.

                                                                 Page(s) in the
                                                                 Annual Report
                                                                 --------------
                 Consolidated Balance Sheets--As of
                 December 31, 1993 and 1992                               7

                 Consolidated Statements of Operations--For
                 the Years Ended December 31, 1993, 1992
                 and 1991                                                 8

                 Consolidated Statements of Stockholders'
                 Equity--For the Years Ended December 31,
                 1993, 1992 and 1991                                      9

                 Consolidated Statements of Cash Flows--For
                 the Years Ended December 31, 1993, 1992
                 and 1991                                                10

                 Notes to Consolidated Financial Statements              11-19

Item 9.          Changes In and Disagreements with Accountants
                 ---------------------------------------------
                 on Accounting and Financial Disclosure
                 --------------------------------------

                 Not applicable

                                                            Part III

Item 10.         Directors and Executive Officers of the Registrant
                 --------------------------------------------------

                 Identification of directors of the registrant and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 6, 1994, under caption "Election of Directors", and said information is incorporated herein by reference.

                 Identification of executive officers of the registrant and information related thereto is included in Part I of this Form 10-K.

Item 11.         Executive Compensation
                 ----------------------

                 Remuneration of directors and officers and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 6, 1994, under the captions "Election of Directors", including information on the Stock Retirement Plan for Outside Directors, "Executive Compensation", "Pension Benefits", "Savings and Investment Plan" and "1980 Restricted Stock and Cash Bonus Plan", and said information is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 ---------------------------------------------------
                 Management
                 ----------

                 Security ownership of management and of certain beneficial owners and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held May 6, 1994, under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners", and said information is incorporated herein by reference.
Item 13.         Certain Relationships and Related Transactions
                 ----------------------------------------------

                 Not applicable.

                                    Part IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on
                 ------------------------------------------------------
                 Form 8-K
                 --------

(a)(1) The report of independent auditors and the following consolidated financial statements of the registrant and its subsidiaries included in the annual report to security holders for the year ended December 31, 1993 are incorporated by reference in Item 8 above:

                 Consolidated Balance Sheets--
                 As of December 31, 1993 and 1992


                 Consolidated Statements of Operations--
                 For the Years Ended December 31, 1993, 1992 and 1991

                 Consolidated Statements of Stockholders' Equity-- For the Years Ended December 31, 1993, 1992 and 1991

                 Consolidated Statements of Cash Flows--
                 For the Years Ended December 31, 1993, 1992 and 1991

                 Notes to Consolidated Financial Statements

(a)(2)
and(d) The following consolidated financial statement schedules of the registrant and its subsidiaries are included in this Form 10-K.
                                                                        Page(s)
                                                                        -------

                 Schedule VIII--Valuation and Qualifying
                                Accounts--For the Years
                                Ended December 31, 1993,
                                1992 and 1991                           15-17


                 Schedule    X--Supplementary Income
                                Statement Information--
                                For the Years Ended
                                December 31, 1993,
                                1992 and 1991                            18

                 The consolidated financial statements of CTS Corporation, the registrant's investment in which is accounted for by the equity method, are subject to the Rules and Regulations of the Securities and Exchange Commission and have been examined by Price Waterhouse, independent accountants for CTS Corporation. The following consolidated financial statement information and schedules concerning CTS Corporation, which are included in CTS Corporation's annual report on Form 10-K for the year ended December 31, 1993, certain consolidated financial statement schedules included in said Form 10-K and CTS Corporation's annual report to stockholders for 1993 attached to said Form 10-K as Exhibit 13 thereto (all of which are included as Exhibit 28 to this Form 10-K), are incorporated by reference herein.

                                                                           Page(s) in CTS
                                                                     Corporation's annual report
                                                                      to stockholders for 1993

                                                                    -----------------------------
                 Consolidated Statements of Earnings --
                   years ended December 31, 1993,
                   1992 and 1991                                                 12

                 Consolidated Statements of Stockholders'
                   Equity -- years ended December 31,
                   1993, 1992 and 1991                                           13

                 Consolidated Balance Sheets --
                   December 31, 1993 and 1992                                    14

                 Consolidated Statements of Cash Flows--
                   years ended December 31, 1993,
                   1992 and 1991                                                 15
                 Notes to Consolidated Financial Statements                     16-23

                 Report of independent accountants                               24



                                                                     Page(s) in CTS Corporation
                                                                     annual report on Form 10-K
                                                                         for the year ended
                                                                          December 31, 1993

                                                                     ---------------------------
                 Report of independent accountants
                   on financial statement schedules                              S-2

                 Schedule V - Property, plant and
                   equipment                                                     S-3

                 Schedule VI - Accumulated depreciation
                   of property, plant and equipment                              S-4

                 Schedule VIII - Valuation and qualifying
                   accounts                                                      S-5

                 The above financial statement information and schedules concerning CTS Corporation incorporated herein by reference were furnished to the registrant by CTS Corporation and were used by the registrant as the basis of recording registrant's net income (loss) from its equity investment in CTS Corporation, and the amounts of income (loss) included in registrant's financial statements are based solely on the aforesaid CTS Corporation financial statement information and schedules and report of Price Waterhouse, independent accountants for CTS Corporation.

                 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted, or the information is included in the consolidated financial statements, or notes thereto, of registrant or of CTS Corporation incorporated by reference herein.


(a) (3)
and (c)          Exhibits
                 --------

                 The response to this portion of Item 14 appears on the Exhibits Index in a separate section of this Form 10-K on pages 19 and 20.

    (b)          Reports on Form 8-K
                 -------------------

                 There were no reports on Form 8-K filed for the three months ended December 31, 1993.

                                   SIGNATURES
                                   ----------

                 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. DYNAMICS CORPORATION OF AMERICA
- -------------------------------



/S/ Patrick J. Dorme                       March 30, 1994
- -------------------------------------------
         (Signature)
Patrick J. Dorme - Vice President-
Finance and Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ Andrew Lozyniak                                   March 30, 1994
- ---------------------------------------
Andrew Lozyniak - Chairman of the Board
and President


/S/ Henry V. Kensing                                  March 30, 1994
- ---------------------------------------
Henry V. Kensing - Director, Vice President,
General Counsel and Secretary


/S/ Patrick J. Dorme                                  March 30, 1994
- ---------------------------------------
Patrick J. Dorme - Director, Vice President-
Finance and Chief Financial Officer


/S/ Harold Cohan                                      March 30, 1994
- ---------------------------------------
Harold Cohan - Director


/S/ Frank A. Gunther                                  March 30, 1994
- ---------------------------------------
Frank A. Gunther - Director


/S/ Russell H. Knisel                                 March 30, 1994
- ---------------------------------------
Russell H. Knisel - Director


/S/ Saul Sperber                                      March 30, 1994
- ---------------------------------------
Saul Sperber - Director


/S/ M. Gregory Bohnsack                               March 30, 1994
- ---------------------------------------
M. Gregory Bohnsack - Corporate Controller
and Principal Accounting Officer

                        CONSENT OF INDEPENDENT AUDITORS
                        -------------------------------



To the Board of Directors and Stockholders
Dynamics Corporation of America



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Dynamics Corporation of America of our report dated February 22, 1994, included in the 1993 Annual Report to Stockholders of Dynamics Corporation of America.

Our audits also included the financial statement schedules of Dynamics Corporation of America listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                            ERNST & YOUNG


Stamford, Connecticut
February 22, 1994

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES




SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1993
(in thousands)

Column A                      Column B       Column C      Column D      Column E
- --------                      --------       --------      --------      --------

                                             Additions
                                             ---------
                              Balance At     Charged To                  Balance
                              Beginning      Costs And                   At End
Description                   Of Period      Expenses      Deductions    Of Period
- -----------                   ---------      ----------    ----------    ---------
Valuation accounts
deducted from assets
to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities         $1,607         $  -0-        $  179(a)     $1,428
                              ------         ------        ------        ------

  Allowance for
    doubtful accounts         $  571         $  113        $  179(b)     $  505
                              ------         ------        ------        ------

  Allowance for cash
    discounts                 $   29         $   94        $   97(c)     $   26
                              ------         ------        ------        ------

Reserves not shown
  elsewhere:

  Reserve for
    warranties                $1,672         $  918        $1,408(d)     $1,182
                              ------         ------        ------        ------

Notes:


                              (a)-- Market recoveries, net of changes to portfolio holdings.

                              (b)-- Bad debts, net of recoveries, written off against allowance provided therefor.

                              (c)-- Discounts charged against allowance provided therefor.

                              (d)-- Warranty costs incurred and charged against reserve provided therefor.

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES


SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1992
(in thousands)



Column A                      Column B       Column C      Column D      Column E
- --------                      --------       --------      --------      --------

                                             Additions
                                             ---------
                              Balance At     Charged To                  Balance
                              Beginning      Costs And                   At End
Description                   Of Period      Expenses      Deductions    Of Period
- -----------                   ---------      ----------    ----------    ---------
Valuation accounts
deducted from assets
to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities         $1,561         $   46        $  -0-        $1,607
                              ------         ------        ------        ------

  Allowance for
    doubtful accounts         $  560         $  255        $  244(a)     $  571
                              ------         ------        ------        ------

  Allowance for cash
    discounts                 $   46         $  139        $  156(b)     $   29
                              ------         ------        ------        ------

Reserves not shown
  elsewhere:

  Reserve for
    warranties                $1,233         $1,701        $1,262(c)     $1,672
                              ------         ------        ------        ------

Notes:


                 (a)-- Bad debts, net of recoveries, written off against allowance provided therefor.

                 (b)-- Discounts charged against allowance provided therefor.

                 (c)-- Warranty costs incurred and charged against reserve provided therefor.

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES



SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1991
(in thousands)

Column A                      Column B       Column C      Column D      Column E
- --------                      --------       --------      --------      --------

                                             Additions
                                             ---------
                              Balance At     Charged To                  Balance
                              Beginning      Costs And                   At End
Description                   Of Period      Expenses      Deductions    Of Period
- -----------                   ---------      ----------    ----------    ---------
Valuation accounts
deducted from assets
to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities         $1,292         $1,561        $1,292(a)     $1,561
                              ------         ------        ------        ------

  Allowance for
    doubtful accounts         $  582         $  347        $  369(b)     $  560
                              ------         ------        ------        ------

  Allowance for cash
    discounts                 $   56         $  127        $  137(c)     $   46
                              ------         ------        ------        ------

Reserves not shown
  elsewhere:

  Reserve for
    warranties                $1,585         $  983        $1,335(d)     $1,233
                              ------         ------        ------        ------

Notes:

                 (a)-- Changes to portfolio holdings and market recoveries.

                 (b)-- Bad debts, net of recoveries, written off against allowance provided therefor.

                 (c)-- Discounts charged against allowance provided therefor.

                 (d)-- Warranty costs incurred and charged against reserve provided therefor.


DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

For The Years Ended December 31, 1993, 1992 and 1991
(in thousands)

         Column A                          Column B
         --------                          --------

                                      Charged to Costs
         Item
                                        and Expenses
         ----                     ------------------------

                                  1993      1992      1991
                                  ----      ----      ----

Maintenance and repairs           $1,186   $1,244    $1,381
                                  ------   ------    ------

Advertising costs                 $3,130   $3,249    $2,257
                                  ------   ------    ------




The above information pertains to the continuing operations of the Company.

All other items required by this schedule were omitted as amounts constitute less than one percent of net sales or are disclosed elsewhere in this Annual Report on Form 10-K.

                                 Exhibits Index
                                 --------------


Item 14.  (a) (3) and (c)

Pursuant to Regulation S-K, Item 601, following is a list of Exhibits:
(A) Exhibits incorporated by reference.


Exhibit 4 - Instruments defining the rights of security holders:
            1. The rights of common stockholders and preferred stockholders (currently unissued) are defined in the Articles of Incorporation referred to in Exhibit 3 and in the Form 8A for registration of certain classes of securities (Rights and Preferred Stock), Rights Agreement dated as of January 30, 1986, Summary of Rights, letter to stockholders, press release and Listing Application to the New York Stock Exchange with respect to the Rights, all of which were included in the Exhibits of the registrant's Form 10-Q Quarterly Report for the period ended March 31, 1986.
Exhibit 10 - Material contracts:
                  Management Compensatory Plans, Contracts and Arrangements
                  ---------------------------------------------------------
            1. 1980 Restricted Stock and Cash Bonus Plan, as amended, was included in the registrant's definitive proxy statement for the Annual Meeting of Shareholders on May 6, 1988.
            2.    Employment contracts dated February 1, 1991 with:
                  Andrew Lozyniak - Chairman of the Board and President; Edward
                  J. Mooney - Vice Chairman of the Board, Vice President and Secretary; Patrick J. Dorme - Vice President-Finance and Chief Financial Officer and Henry V. Kensing - Vice President and General Counsel were included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1990.
            3. Stock Retirement Plan for Outside Directors, as amended, was included in the registrant's definitive proxy statement for the Annual Meeting of Shareholders on May 1, 1992.
            4. Incentive Performance Plan was included in the Exhibits of the Registrant's Form 10-K Annual Report for the year ended December 31, 1992
            5. Executive Life Insurance Policies was included in the Exhibits of the Registrant's Form 10-K Annual Report for the year ended December 31, 1992
            6. Prescription Drug Plan for Outside Directors was included in the Exhibits of the Registrant's Form 10-K Annual Report for the year ended December 31, 1992

            Other
            -----
                  Agreement dated October 9, 1990 between Dynamics Corporation of America and Gabelli Funds, Inc. and GAMCO Investors, Inc. was included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1990.

Exhibit 22 - Subsidiaries of the registrant were included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1984.


(B) Exhibits filed in or as a separate section of this report.

                                                                          Page
                                                                          ----

Exhibit 3 - Articles of incorporation and bylaws:
                        1.   Bylaws, as amended.                          (a)

Exhibit 13 - Annual report to security holders for the
                        year ended December 31, 1993.                     (b)

Exhibit 24 - Consent of Independent Auditors                              14

Exhibit 28 - CTS Corporation annual report on Form 10-K for
                        the year ended December 31, 1993, (without
                        Exhibits except as noted), the Report of
                        Independent Accountants and the Financial
                        Statement Schedules V, VI and VIII included
                        in said Form 10-K, and CTS Corporation's
                        annual report to stockholders for 1993
                        included in said Form 10-K as Exhibit 13
                        thereto.                                          (c)

(a)  Filed herewith.
(b) Unnumbered and immediately following the final numbered page of this report.
(c) Unnumbered and following the registrant's annual report to security holders for the year ended December 31, 1993.