Form 10-Q
period 1994-03-31
DYNAMICS CORP OF AMERICA
filed 1994-05-16
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994

                                     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
Commission File Number:                         0-7304
                   DYNAMICS CORPORATION OF AMERICA
     (Exact name of registrant as specified in its charter)

                  NEW YORK                           13-0579260
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

475 Steamboat Road, Greenwich, Connecticut             06830-7197
     (Address of principal executive offices)          (Zip Code)

                     (203) 869-3211
     (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes         X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1994:

          Voting                             3,862,779

          Non-Voting                             4,797

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES

                                    INDEX

                                                  Page No.

Part I - Financial Information

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -
     As at March 31, 1994 and December 31, 1993             2

     Condensed Consolidated Statements of
     Operations - For the Three Months
     Ended March 31, 1994 and 1993                          3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Three
     Months Ended March 31, 1994                            4

     Condensed Consolidated Statements of
     Cash Flows - For the Three Months
     Ended March 31, 1994 and 1993                          5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 8

     Item 2.   Management's Discussion and
               Analysis of Results of Operations
               and Financial Condition                      9 - 10

Part II - Other Information:

     Item 6.   Exhibits and Reports on Form 8-K             11

     Signature Page                                         12

Part 1 - Financial Information

Item 1 - Financial Statements

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
             AT MARCH 31, 1994 (Unaudited) and DECEMBER 31, 1993
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                           March 31, December 31,
  ASSETS                                      1994       1993
Current Assets:
 Cash and cash equivalents                  $  7,012     $  8,969
 Accounts Receivable, less allowances of $562
  and $531                                    16,387       16,287
 Inventories - Note 1                         20,043       18,092
 Other current assets                          1,946        1,897
 Current assets of discontinued operation      1,606        1,408
 Deferred income taxes                         4,563        4,542
  TOTAL CURRENT ASSETS                        51,557       51,195
Property, Plant and Equipment - at cost, less
 accumulated depreciation and amortization of
 $31,470 and $31,252                           3,787        3,906
Equity Investment in CTS Corporation - Note 2 57,614       57,037
Other Assets                                   1,757        1,769
Deferred Income Taxes                          1,458        1,457
  TOTAL ASSETS                              $116,173     $115,364

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current installments of long-term debt     $    304     $    400
 Accounts payable                              4,198        3,617
 Accrued expenses and sundry liabilities      12,684       12,602
 Federal income taxes payable                  2,482        2,354
  TOTAL CURRENT LIABILITIES                   19,668       18,973
Long-term Debt                                   491          623
Other Liabilities                              2,954        2,954
  TOTAL LIABILITIES                           23,113       22,550

Contingencies - Note 5

Stockholders' Equity:
 Preferred stock, par value $1 per share --
  authorized 894,000 shares - none issued
 Series A Participating Preferred Stock, par
  value $1 per share - authorized 106,000
  shares - none issued
 Stockholders' equity - see accompanying
  statement                                   93,060       92,814
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY$116,173     $115,364

See accompanying notes to condensed consolidated financial statements.

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                        (DOLLAR AMOUNTS IN THOUSANDS,
                           EXCEPT PER SHARE DATA)
                                  Unaudited


                                             For the three months
                                                ended March 31,
                                              1994          1993

Net sales                                    $22,716      $25,591
Cost of sales                                 16,689       18,860
Gross profit                                   6,027        6,731
Selling, general and administrative expenses   5,751        6,535
                                                 276          196
Other income, net - Note 3                        50           59
Income before items shown below                  326          255

Provision for income taxes - Note 4              113           88
Income before equity in CTS Corporation
 and changes in accounting methods               213          167
Income from equity investment in CTS
 Corporation                                     720          451

Income before changes in accounting methods      933          618

Equity in CTS' cumulative effect to
 January 1, 1993 of changes in accounting
 methods - Note 2                                          (1,716)

Net income (loss)                            $   933      $(1,098)

Weighted average number of common and common
 equivalent shares outstanding             3,885,886    3,904,490

Income (loss) per common share:
 Income before changes in accounting methods $   .24      $   .16
 Equity in CTS' cumulative effect to
  January 1, 1993 of changes in
  accounting methods                                         (.44)
 Net income (loss)                           $   .24      $  (.28)

Dividends per common share                   $   .10      $   .10

See accompanying notes to condensed consolidated financial statements.


                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1994
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                  Unaudited
                                       Common Stock
                                (Authorized 10,000,000
                              voting shares and 600,000
                                  non-voting shares)    Paid-in                             Total
                                   Shares             Additional  Retained   Deferred    Stockholders'
                                 Outstanding* Par Value  Capital   Earnings  Compensation   Equity
Balance at December 31, 1993        3,889,751      $389   $11,451   $81,125     $(151)      $92,814

Shares issued and issuable
  from treasury pursuant to
  benefit plans                           316                  13                                13

Shares acquired for
  treasury and pursuant to
  benefit plans                       (22,370)       (2)      (87)     (237)                   (326)

Amortization of deferred
  compensation and related
  tax charges                                                  (3)                 18            15

Net income                                                              933                     933

Cash dividends                                                         (389)                   (389)

Balance at March 31, 1994           3,867,697      $387   $11,374   $81,432     $(133)      $93,060

* Net of shares held in treasury at $.10 par value per share (3,307,464 voting shares at March 31, 1994 and 3,285,410 voting shares at December 31, 1993).  The cumulative cost of treasury shares held at March
31, 1994 amounted to approximately $34,800.  Includes non-voting shares outstanding of 4,797 at March 31,
1994.

See accompanying notes to condensed consolidated financial statements.

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                  Unaudited



                                           March 31,    March 31,
                                              1994         1993

Operating activities:
 Net income (loss)                            $  933      ($1,098)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Depreciation and amortization                 265          265
   Deferred income taxes                         (22)           6
   Loss (income) from equity investment in
    CTS before income taxes                     (733)       1,252
   Dividends from CTS                            192          192
   Increase in other assets                                    (3)
   Issuance of Company common stock               13           10
   Other--net                                     15           21
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable  (100)       2,369
    Increase in inventory                     (1,951)        (310)
    Increase in other current assets             (49)        (526)
    Increase (decrease) in accounts payable,
     accrued expenses and sundry liabilities     717         (486)
    Increase in Federal income taxes payable     128           83
   Decrease (increase) in current assets of
    discontinued operation                      (198)         409

 Net cash provided by (used in) operating
   activities                                   (790)       2,184

Investing activities:
 Purchases of CTS common stock                   (90)
 Purchases of property, plant and equipment     (146)        (158)
 Proceeds from note receivable                    12           12

 Net cash used in investing activities          (224)        (146)

Financing activities:
 Principal payments under capital
  lease obligations and mortgages               (228)         (89)
 Purchases of treasury stock                    (326)         (38)
 Dividends paid                                 (389)        (391)

 Net cash used in financing activities          (943)        (518)

Increase (decrease) in cash and cash
  equivalents                                 (1,957)       1,520

Cash and cash equivalents at beginning of
  period                                       8,969        6,095

Cash and cash equivalents at end of period    $7,012       $7,615

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note 1 - Inventories:

     Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

     Inventories are summarized as follows:

                                           March 31,   December 31,
                                              1994         1993
                                               (in thousands)

     Raw materials and supplies               $8,250       $7,251
     Work in process                           6,604        6,426
     Finished goods                            4,545        4,076
                                              19,399       17,753

     Inventories subject to progress billings  1,153        1,189
     Progress billings                          (509)        (850)
                                                 644          339

                                             $20,043      $18,092

Note 2 - Equity Investment in CTS Corporation:

     At March 31, 1994, the Company's holdings aggregated 1,922,700 shares of CTS common stock, increased from 1,920,900 shares at December 31, 1993, and the Company's percentage of equity ownership in CTS decreased to 37.2% from 37.3%, due to employee benefit stock issuances by CTS. At May 12, 1994, the Company's holdings aggregated 1,932,700 shares of CTS common stock, or 37.4%. Included in Accounts Payable at December 31, 1993 was $54,000 for purchases of CTS common stock.

     The market value of the Company's investment in CTS amounted to $41,819,000 at March 31, 1994 and $37,938,000 at December 31, 1993. The
     market value at May 12, 1994 was $48,559,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS stock presently have no voting rights.

     Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended April 3, 1994 follows:

                                                   Three Months Ended
                                                 April 3,     April 4,
                                                   1994         1993
                                                     (in thousands)

           Net sales                              $64,357      $60,439

           Gross earnings                         $14,127      $12,620

           Earnings before cumulative effect of
             changes in accounting principles      $2,490       $1,767

           Cumulative effect of accounting change -
             postretirement benefits                            (5,096)

           Cumulative effect of accounting change -
             income taxes                                          482

           Net earnings (loss)                     $2,490      ($2,847)

           The Company recognized its proportionate share under equity accounting of CTS' adoption of Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," a charge of $1,896,000, or $.49 per share, and FASB Statement No. 109, "Accounting for Income Taxes," a credit of $180,000, or $.05 per share. These onetime, non-cash accounting changes were adopted by CTS as cumulative effects to January 1, 1993.

Note 3 - Other Income, Net:

                                                     Three Months Ended
                                                          March 31,
                                                     1994         1993
                                                       (in thousands)
           Interest:
             Income                                   $52          $22
             Expense                                  (27)         (33)
                                                       25          (11)

           Dividend income                             14
           Change in unrealized loss on
             current marketable securities            (13)          15
           Other, net                                  24           55
                                                      $50          $59

Note 4 - Provision for Income Taxes:
         The effective tax rate for the three months ended March 31, 1994 and 1993 approximates the Federal statutory rate.

Note 5 - Contingencies:

         The Company is a supplier to the United States Government under contracts and subcontracts on which there are cost allocation, cost allowability and compliance issues under examination by various agencies or departments of the Federal government. In the course of the resolution of these issues, the Company may be required to adjust certain prices or refund certain payments on its government contracts and subcontracts. The Company believes that any such price adjustments or refunds will not have a materially adverse effect on the financial position of the Company.

         In May, 1994, the Company agreed to accept $6,450,000 in settlement of the preproduction portion of its proposed change order to the Government seeking equitable compensation for constructive changes and associated delays by the Government in a contract for the supply of 3KW generator sets to be manufactured by the Company's discontinued Fermont division. The proposed change order was submitted in April 1992. Negotiations to settle the production portion of the proposed change order are expected to commence shortly.

         The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site have agreed with the EPA to fund a feasibility study at the site and have sued the Company and other PRPs who have not agreed to share the costs. A property owner neighboring the Company site in California has sued the Company and others for allegedly causing contamination at the neighbor's property. In addition, the Company has received notice from a state environmental agency that it is a PRP with respect to a non-Company site in Pennsylvania, and is also a defendant in two lawsuits seeking contribution towards the Superfund cleanup costs relating to two other non-Company sites in that state. Based upon knowledge of the extent of the Company's exposure and current statutes, rules and regulations, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including remediation, the extent and cost of which are presently unknown, will not materially affect the financial position of the Company.

         With respect to other claims and actions against the Company, it is the opinion of Management that they will not have a material effect on the financial position of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales decreased $2,875,000 in the quarter ended March 31, 1994 compared to the same period a year ago. Sales in the Electrical Appliances and Electronic Devices segment decreased $1,034,000. Sales of electrical appliances, particularly specialty consumer products, declined $2,503,000 while sales of electronic devices increased $1,469,000. Sales of heat dissipating devices for computer microprocessors more than tripled. Sales in the Fabricated Metal Products and Equipment segment increased $343,000, as gains on air distribution product sales were offset to some extent by a decline in systems product sales. Sales in the Power and Controlled Environmental Systems segment decreased $2,184,000, due to a significant decline in custom mobile shipments following completion of an order from a Government prime contractor in the prior year which was partially offset by sales increases in the current year for thermal and medical products.

Gross profit declined $704,000 in the quarter ended March 31, 1994 compared to the same period a year ago but increased as a percentage of sales to 26.5% from 26.3%. Gross profit in the Electrical Appliances and Electronic Devices segment decreased due to sales declines and lower margins from product mix on electrical appliances, which was partially offset by increased sales of higher margined heat dissipating devices. Gross profit increased in the Fabricated Metal Products and Equipment segment, due to higher sales in the current year's quarter offset by lower margins from product mix. In the Power and Controlled Environmental Systems segment gross profit decreased due to lower sales in the current year, which was partially offset by improved margins from product mix.

Selling, general and administrative expenses decreased $784,000 in the quarter ended March 31, 1994 compared to the same period a year ago, mainly due to lower advertising expenditures and reduced salary costs following staff restructurings in the fourth quarter of 1993.

The provision for income taxes increased $25,000 due to higher income before equity in the income of CTS Corporation. The income tax rate in the quarter ended March 31, 1994 increased to 34.7% compared to 34.5% for the same period a year ago, approximating the Federal statutory rate.

Income from the Company's equity investment in CTS Corporation increased $269,000, reflecting CTS' $723,000 increase in earnings before prior year accounting changes.

During the quarter ended March 31, 1993, the Company recorded its proportionate share of CTS' net charge from its adoption of Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," a charge of $1,896,000, or $.49 per share, and FASB Statement No. 109, "Accounting for Income Taxes," a credit of $180,000, or $.05 per share. These onetime, non-cash accounting changes were adopted by CTS as cumulative effects to January 1, 1993.

Financial Condition

Cash and cash equivalents decreased $1,957,000 during the three months ended March 31, 1994. Cash of $790,000 was used in operating activities, reflecting an increase in inventories, offset in part by increases in accounts payable, accrued expenses and sundry liabilities. Cash of $224,000 was used in investing activities, primarily to purchase machinery and equipment and CTS common stock, and cash of $943,000 was used in financing activities to fund the Company's dividend payment, purchase treasury stock and to make principal payments under mortgage and capital lease obligations.

Cash at March 31, 1994 amounted to $7,012,000. During the quarter, the Company did not borrow under its $27,000,000 Revolving Credit Agreement or its $10,000,000 uncommitted line with its banks. The entire amount of the credit facilities is available for use by the Company.

During the second quarter, the Company expects to receive payment from the Government of $6,450,000 as agreed upon to settle the preproduction portion of Fermont Division's proposed change order concerning the 3KW generator set contract, less progress payments previously received on that contract. (See
Note 5 - Contingencies in the Notes to Condensed Consolidated Financial Statements.)

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures and payment of dividends. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $16,271,000 ($15,617,000 of ordinary income and $654,000 of capital gain income) to realize its net deferred tax assets of $6,021,000 at March 31, 1994.

With respect to environmental matters (see Note 5 - Contingencies in the Notes to the Consolidated Financial Statements), the Company has accrued $72,000 for mandated expenditures at a Company site in California during the quarter, compared to similar accrued expenses of $23,000 for the comparable prior year period.

In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to do so in the future. Such modifications to date have not significantly increased capital expenditures or affected earnings or the competitiveness of the Company.

It is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of environmental-related matters.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

            (b) There were no reports on Form 8-K for the three months ended March 31, 1994.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DYNAMICS CORPORATION OF AMERICA
                                             (Registrant)



                                        /s/      Patrick J. Dorme
                                                  (Signature)


                                        Patrick J. Dorme
                                        Vice President - Finance and
                                             Chief Financial Officer







Date:          May 13, 1994