Form 10-Q
period 1994-06-30
DYNAMICS CORP OF AMERICA
filed 1994-08-10
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994

                                     or

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

                    Yes         X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1994:

          Voting                             3,869,756

          Non-Voting                             4,765

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES

                                    INDEX

                                                  Page No.

Part I - Financial Information:

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -
     As of June 30, 1994 and December 31, 1993         2

     Condensed Consolidated Statements of
     Operations - For the Three and Six Months
     Ended June 30, 1994 and 1993                      3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Six
     Months Ended June 30, 1994                        4

     Condensed Consolidated Statements of
     Cash Flows - For the Six Months
     Ended June 30, 1994 and 1993                      5

     Notes to Condensed Consolidated Financial
     Statements                                        6 - 8

     Item 2.   Management's Discussion and
               Analysis of Results of Operations
               and Financial Condition                 9 - 10

Part II - Other Information:

     Item 4.   Submission of Matters to a Vote of
               Security Holders                        11

     Item 6.   Exhibits and Reports on Form 8-K        11

     Signature Page                                    12

Part 1 - Financial Information

Item 1 - Financial Statements

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
            AS OF JUNE 30, 1994 (Unaudited) and DECEMBER 31, 1993
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                      June 30, December 31,
           ASSETS                                       1994       1993
Current Assets:
          Cash and cash equivalents                   $ 10,791     $  8,969
          Accounts receivable, less allowances of $604
           and $531                                     16,713       16,287
          Inventories - Note 1                          20,423       18,092
          Other current assets                           1,807        1,897
          Current assets of discontinued operation
           - Note 2                                      1,745        1,408
          Deferred income taxes                          4,564        4,542
           TOTAL CURRENT ASSETS                         56,043       51,195
Property, Plant and Equipment - at cost, less
          accumulated depreciation and amortization of
          $31,755 and $31,252                            3,695        3,906
Equity Investment in CTS Corporation - Note 3           59,669       57,037
Other Assets                                             1,813        1,769
Deferred Income Taxes                                    1,311        1,457
           TOTAL ASSETS                               $122,531     $115,364

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Current installments of long-term debt      $    221     $    400
          Accounts payable                               4,638        3,617
          Accrued expenses and sundry liabilities       12,726       12,602
          Federal income taxes payable                   4,095        2,354
           TOTAL CURRENT LIABILITIES                    21,680       18,973
Long-term Debt                                             462          623
Other Liabilities                                        2,626        2,954
           TOTAL LIABILITIES                            24,768       22,550

Contingencies - Note 6

Stockholders' Equity:
          Preferred stock, par value $1 per share --
           authorized 894,000 shares - none issued
          Series A Participating Preferred Stock, par
           value $1 per share - authorized 106,000
           shares - none issued
          Stockholders' equity - see accompanying
           statement                                    97,763       92,814
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $122,531     $115,364

See accompanying notes to condensed consolidated financial statements.

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED June 30, 1994 AND 1993
                        (DOLLAR AMOUNTS IN THOUSANDS,
                           EXCEPT PER SHARE DATA)
                                  Unaudited

                                          For the three months For the six months
                                               ended June 30,    ended June 30,
                                               1994     1993     1994     1993
Net sales                                    $23,998  $25,719  $46,714  $51,310

Cost of sales                                 17,309   19,203   33,998   38,063

Gross profit                                   6,689    6,516   12,716   13,247
Selling, general and administrative
          expenses                             5,883    6,196   11,634   12,731
                                                 806      320    1,082      516

Other income, net - Note 4                       201      123      251      182
Income from continuing operations before
          items shown below                    1,007      443    1,333      698

Provision for income taxes - Note 5              375      183      488      271
Income from continuing operations before
          equity in CTS Corporation              632      260      845      427

Income from equity investment in CTS
          Corporation                          1,101      467    1,821      918

Income from continuing operations              1,733      727    2,666    1,345

Income from discontinued operation, net
          of income tax charge of $2,022 -
          Note 2                               3,334             3,334

Income before changes in accounting methods    5,067      727    6,000    1,345

Equity in CTS' cumulative effect to
          January 1, 1993 of changes in
          accounting methods - Note 3                                    (1,716)

Net income (loss)                            $ 5,067  $   727  $ 6,000  $  (371)

Weighted average number of common and
          common equivalent shares
          outstanding                      3,880,117 3,902,805 3,882,964 3,903,644

Income (loss) per common share:
          Continuing operations              $   .45  $   .18  $   .69  $   .34
          Discontinued operation                 .86               .86
          Equity in CTS' cumulative effect to
           January 1, 1993 of changes in
           accounting methods                                              (.44)

           Net income (loss)                 $  1.31  $   .18  $  1.55  $  (.10)


Dividends per common share                      -        -     $   .10  $   .10

See accompanying notes to condensed consolidated financial statements.



                                   DYNAMICS CORPORATION OF AMERICA
                                           AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE SIX MONTHS ENDED JUNE 30, 1994
                                    (DOLLAR AMOUNTS IN THOUSANDS)
                                              Unaudited

                                     Common Stock
                                (Authorized 10,000,000
                              voting shares and 600,000
                                  non-voting shares)    Paid-in                            Total
                                    Shares             Additional  Retained  Deferred  Stockholders'
                                 Outstanding* Par Value  Capital   EarningsCompensation    Equity
Balance at December 31, 1993        3,889,751      $389   $11,451   $81,125       $(151)     $92,814

Shares issued and issuable
           from treasury pursuant to
           benefit plans               34,816         4       517                  (507)          14

Shares acquired for
           treasury and pursuant to
           benefit plans              (49,263)       (5)     (157)     (561)                    (723)

Amortization of deferred
           compensation and related
           tax charges                                         (3)                   50           47

Net income                                                            6,000                    6,000

Cash dividends                                                         (389)                    (389)

Balance at June 30, 1994            3,875,304      $388   $11,808   $86,175       $(608)     $97,763

* Net of shares held in treasury at $.10 par value per share (3,299,857 voting shares at June 30, 1994 and
3,285,410 voting shares at December 31, 1993).  The cumulative cost of treasury shares held at June 30, 1994 amounted to approximately $34,800.  Includes non-voting shares outstanding of 4,765 at June 30, 1994.

See accompanying notes to condensed consolidated financial statements.



                                                 -4-

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                  Unaudited



                                                      June 30,     June 30,
                                                        1994         1993

Operating activities:
           Net income (loss)                           $ 6,000       $ (371)
           Adjustments to reconcile net income
            (loss) to net cash provided by operating
            activities:
             Depreciation and amortization                 553          543
             Deferred income taxes                         124           29
             Loss (income) from equity investment in
              CTS before income taxes                   (1,994)         772
             Dividends from CTS                            386          384
             Increase in other assets                      (68)         (52)
             Decrease in other liabilities                (328)        (150)
             Issuance of Company common stock               14           10
             Other--net                                     47           53
             Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable  (426)       4,473
              Increase in inventory                     (2,331)        (233)
              Decrease (increase) in other current assets   90          (70)
              Increase (decrease) in accounts payable,
               accrued expenses and sundry liabilities     664       (1,826)
              Increase in Federal income taxes payable   1,741          158
             Decrease (increase) in current assets of
              discontinued operation                      (337)         887

           Net cash provided by operating activities     4,135        4,607

Investing activities:
           Purchases of CTS common stock                  (543)
           Purchases of property, plant and equipment     (342)        (362)
           Other                                            24           12

           Net cash used in investing activities          (861)        (350)

Financing activities:
           Principal payments under capital
            lease obligations and mortgages               (340)        (202)
           Purchases of treasury stock                    (723)         (66)
           Dividends paid                                 (389)        (391)

           Net cash used in financing activities        (1,452)        (659)

Increase in cash and cash equivalents                    1,822        3,598

Cash and cash equivalents at beginning of period         8,969        6,095

Cash and cash equivalents at end of period             $10,791      $ 9,693

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note 1 - Inventories:

     Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

     Inventories are summarized as follows:

                                                      June 30, December 31,
                                                        1994        1993
                                                           (in thousands)

               Raw materials and supplies              $ 8,436      $ 7,251
               Work in process                           6,931        6,426
               Finished goods                            4,767        4,076
                                                        20,134       17,753

               Inventories subject to progress billings  1,169        1,189
               Progress billings                          (880)        (850)
                                                           289          339

                                                       $20,423      $18,092


Note 2 - Discontinued Operations - Fermont Division:

     A proposed change order was submitted in April 1992 to the Government seeking equitable compensation for constructive changes and associated delays by the Government in a contract for the supply of 3KW generator sets to be manufactured by the Company's discontinued Fermont division. In May 1994 the Company agreed to accept $6,450,000 from the Government in settlement of the preproduction portion of its proposed change order. The settlement, net of related expenses and income taxes, amounted to $3,334,000, or $.86 per share, and has been reported as income from discontinued operations in the second quarter. Negotiations to settle the production portion of the proposed change order have not yet commenced.

     In July 1994, management bid on a major new government generator set contract and decided to pursue other contracts in order to enhance the value of Fermont. Accordingly, commencing on July 1, 1994, the division will no longer be classified as a discontinued operation but as a business held for sale and operating results will be reported as part of continuing operations. A reserve for projected losses for the ensuing twelve month period, including the estimated costs to consummate the division's sale and adjustments for the net realizable value of the division's assets, has been provided from the remainder of the reserve established in 1991 to discontinue the operation.

Note 3 - Equity Investment in CTS Corporation:

     At June 30, 1994, the Company's holdings aggregated 1,962,300 shares of CTS common stock, increased from 1,920,900 shares at December 31, 1993, and the Company's percentage of equity ownership in CTS increased to 38.0% from 37.3%. At August 9, 1994, the Company's holdings aggregated 2,014,200 shares of CTS common stock, or 39.0%. Included in Accounts Payable at June 30, 1994 was $536,000 for purchases of CTS common stock.

     The market value of the Company's investment in CTS amounted to $48,567,000 at June 30, 1994 and $37,938,000 at December 31, 1993. The
     market value at August 9, 1994 was $55,642,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS stock presently have no voting rights.

     Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended July 3, 1994 follows:

                                      Three Months Ended   Six Months Ended
                                        July 3,  July 4,   July 3,   July 4,
                                         1994     1993      1994      1993
                                                   (in thousands)

     Net sales                          $70,618  $62,613  $134,975  $123,052

     Gross earnings                     $15,633  $12,711  $ 29,760   $25,331

     Earnings before cumulative effect of
       changes in accounting principles  $3,889   $1,810    $6,379    $3,577

     Cumulative effect of accounting change -
       postretirement benefits                                        (5,096)

     Cumulative effect of accounting change -
       income taxes                                                      482

      Net earnings (loss)               $ 3,889  $ 1,810   $ 6,379   $(1,037)

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

Note 4 - Other Income, Net:
                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1994     1993        1994     1993
                                               (in thousands)
          Interest:
            Income                    $46      $42         $98      $64
            Expense                   (18)     (31)        (45)     (64)
                                       28       11          53        0

          Other, net                  173      112         198      182
                                     $201     $123        $251     $182

Note 5 - Provision for Income Taxes:

     The effective tax rate for the three and six months ended June 30, 1994 and 1993 exceeds the Federal statutory rate primarily due to the effect of state income and franchise taxes.

Note 6 - Contingencies:

     The Company is a supplier to the United States Government under contracts and subcontracts on which there are cost allocation, cost allowability and compliance issues under examination by various agencies or departments of the Federal government. In the course of the resolution of these issues, the Company may be required to adjust certain prices or refund certain payments on its government contracts and subcontracts. The Company believes that any such price adjustments or refunds will not have a material adverse effect on the financial position of the Company.

     In May 1994 the Company settled the preproduction portion of its proposed change order submitted to the Government in April 1992 seeking equitable compensation for constructive changes and associated delays by the Government in a contract for the supply of 3KW generator sets to be manufactured by the Company's Fermont division. (See Note 2 for further information.) Negotiations to settle the production portion of the proposed change order have not yet commenced.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales for the three and six months ended June 30, 1994 decreased $1,721,000 and $4,596,000, respectively, from the same periods a year ago. Sales in the Electrical Appliances and Electronic Devices segment increased $1,930,000 and $896,000. Sales of electrical appliances for the most recent three and six month periods ended June 30, 1994 compared to a year ago were up slightly and declined $2,463,000, respectively, due to a decline for the six month period in sales of blenders and specialty products. Sales of heat dissipating devices, including those for computer microprocessors, increased $1,968,000 and $3,253,000 while sales of frequency control products remained relatively unchanged from the same periods a year ago. Sales in the Fabricated Metal Products and Equipment segment increased $185,000 and $528,000, respectively, as commercial air products and door products sales improved. Sales in the Power and Controlled Environmental Systems segment decreased $3,836,000 and $6,020,000, respectively, due to the significant decline in custom mobile shipments following completion of a large order from a Government prime contractor in the prior year.

Gross profit increased $173,000 and decreased $531,000 for the three and six months ended June 30, 1994, respectively, when compared to the same periods a year ago and increased as a percentage of sales to 27.9% from 25.3% for the quarter and to 27.2% from 25.8% for the six month period. Gross profit in the Electrical Appliances and Electronic Devices segment increased in the most recent three and six month period on sharply higher sales and volume efficiencies in production of heat dissipating devices which were offset in part by lower sales of electrical appliances for the most recent six month period compared to the same period a year ago. Gross profit in the Fabricated Metal Products and Equipment segment decreased due to product sales mix and competitive pricing for the quarter ended June 30, 1994 and increased principally due to higher sales in the six month period ended June 30, 1994 compared to the same periods a year ago. In the Power and Controlled Environmental Systems segment gross profit declined sharply primarily as a result of decreased sales in the current periods but increased as a percentage of sales due to margins earned on services related to a technology transfer.

Selling, general and administrative expenses decreased $313,000 and $1,097,000 for the three and six months ended June 30, 1994, respectively, when compared to the same periods a year ago, mainly due to lower advertising expenditures and reduced salary and related benefit costs following staff reductions in the fourth quarter of 1993.

The provision for income taxes increased $192,000 and $217,000 for the three and six month periods ended June 30, 1994, respectively, compared to the same periods a year ago which resulted from increased income from continuing operations before equity in the income of CTS Corporation. The income tax rate decreased to 37.2% from 41.3% and to 36.6% from 38.8% for the three and six month periods ended June 30, 1994, respectively, compared to the same periods a year ago due to the effect of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $634,000 and $903,000 for the three and six months ended June 30, 1994, respectively, when compared to the same periods a year ago, reflecting CTS' increase in earnings, before the prior year's accounting changes, of $2,079,000 and $2,802,000, respectively.

During the quarter ended June 30, 1994 the Company agreed to accept $6,450,000 from the Government in settlement of the preproduction portion of its proposed change order on a contract for 3KW generator sets to be manufactured by the Company's discontinued Fermont division. The settlement, net of related expenses and income taxes, amounting to $3,334,000, or $.86 per share, was reported as income from discontinued operations.

During the quarter ended March 31, 1993, the Company recognized its proportionate share of CTS' adoption of Financial Accounting Standards Board ("FASB") Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," a charge of $1,896,000, or $.49 per share, and FASB Statement No. 109, "Accounting for Income Taxes," a credit of $180,000, or $.05 per share. These onetime, non-cash accounting changes were adopted by CTS as cumulative effects to January 1, 1993.

Financial Condition

Cash and cash equivalents increased $1,822,000 during the six months ended June 30, 1994. Cash of $4,135,000 was provided by operating activities, including the cash received from the Government, net of unliquidated progress payments, in settlement of the preproduction portion of the Company's proposed change order concerning the contract for 3KW generator sets, offset in part by an increase in inventories. Cash of $861,000 was used in investing activities, primarily to purchase CTS common stock and machinery and equipment, and cash of $1,452,000 was used in financing activities to purchase treasury stock, fund the Company's dividend payment and to make principal payments under mortgage and capital lease obligations.

Cash at June 30, 1994 amounted to $10,791,000. During the six month period, the Company did not borrow under its $27,000,000 Revolving Credit Agreement or its $10,000,000 uncommitted line with its banks. The entire amount of these credit facilities is available for use by the Company.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures and payment of dividends. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Subsequent to June 30, 1994 and through August 9, 1994, the Company has purchased an additional 51,900 shares of CTS common stock at a cost of $1,438,000, which raises the Company's percentage of equity ownership in CTS to 39.0%. The shares were paid for with available funds.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $15,744,000 ($15,090,000 of ordinary income and $654,000 of capital gain income) to realize its net deferred tax assets of $5,875,000 at June 30, 1994.

With respect to environmental matters (see Note 6 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company has accrued $89,000 and $161,000 for mandated expenditures at a Company site in California during the current three and six month periods, respectively, compared to $108,000 and $131,000 for the comparable prior year periods.

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

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) On May 6, 1994, the Annual Meeting of Shareholders was held at Cole Auditorium, Greenwich Library, West Putnam Avenue and Dearfield Drive, Greenwich, Connecticut.

         (b) Three Class B directors were elected to serve until the Annual Meeting of Shareholders in 1996. The voting results were as follows:

                                        Votes         Votes
                 Director                For         Against
              Patrick J. Dorme         3,494,193       7,621
              Russell H. Knisel        3,491,256      10,558
              Saul Sperber             3,488,283      13,531

              There were no abstentions in the directors' election.

         (c) The proposal relating to the selection of Ernst & Young as independent auditors of the Company for the year 1994 was approved and ratified. Of the total number of votes cast, 3,310,819 were cast in favor of the proposal, 14,538 were cast against the proposal and 176,457 shares abstained.

              Information included in the definitive proxy statement for the May 6, 1994 Annual Meeting of Shareholders is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K

         (b) On May 9, 1994, the Company reported on Form 8-K under Item 5, Other Events, an agreement reached on May 3, 1994 between the Company and the U.S. Government. The Company agreed to settle for $6,450,000 the preproduction portion of its proposed change order to the Government seeking equitable compensation for constructive changes and associated delays by the Government in a contract for the supply of 3KW generator sets to be manufactured by the Company's Fermont division. See
              Note 2 to the Condensed Consolidated Financial Statements for further information.

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







Date:          August 10, 1994