Form 10-Q
period 1994-09-30
DYNAMICS CORP OF AMERICA
filed 1994-11-10
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994

                                     or

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

                    Yes         X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1994:

          Voting                             3,868,692

          Non-Voting                             4,742

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES

                                    INDEX

                                                       Page No.

Part I - Financial Information:

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -
     As of September 30, 1994 and December 31, 1993         2

     Condensed Consolidated Statements of
     Operations - For the Three and Nine Months
     Ended September 30, 1994 and 1993                      3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Nine
     Months Ended September 30, 1994                        4

     Condensed Consolidated Statements of
     Cash Flows - For the Nine Months
     Ended September 30, 1994 and 1993                      5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 8

     Item 2.   Management's Discussion and
               Analysis of Results of Operations
               and Financial Condition                      9 - 11

Part II - Other Information:

     Item 6.   Exhibits and Reports on Form 8-K             12

     Signature Page                                         13


Part 1 - Financial Information

Item 1 - Financial Statements

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 1994 (Unaudited) AND DECEMBER 31, 1993
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                               September 30, December 31,
         ASSETS                                     1994         1993
Current Assets:
        Cash and cash equivalents                   $  7,614     $  8,969
        Accounts receivable, less allowances of $657
         and $531                                     15,972       16,287
        Inventories - Note 1                          19,535       18,092
        Other current assets                           2,031        1,897
        Current assets of division held for sale
         - Note 2                                      2,170        1,408
        Deferred income taxes                          4,425        4,542
         TOTAL CURRENT ASSETS                         51,747       51,195
Property, Plant and Equipment - at cost, less
        accumulated depreciation and amortization of
        $32,065 and $31,252                            3,472        3,906
Equity Investment in CTS Corporation - Note 3         65,760       57,037
Other Assets                                           1,827        1,769
Deferred Income Taxes                                    980        1,457
         TOTAL ASSETS                               $123,786     $115,364

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Current installments of long-term debt      $    195     $    400
        Accounts payable                               5,064        3,617
        Accrued expenses and sundry liabilities       14,565       12,602
        Federal income taxes payable                   2,357        2,354
         TOTAL CURRENT LIABILITIES                    22,181       18,973
Long-term Debt - Note 4                                  428          623
Other Liabilities                                      2,626        2,954
         TOTAL LIABILITIES                            25,235       22,550

Contingencies - Note 7

Stockholders' Equity:
        Preferred stock, par value $1 per share --
         authorized 894,000 shares - none issued
        Series A Participating Preferred Stock, par
         value $1 per share - authorized 106,000
         shares - none issued
        Stockholders' equity - see accompanying
         statement                                    98,551       92,814
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $123,786     $115,364

See accompanying notes to condensed consolidated financial statements.

                                    -2-


                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                        (DOLLAR AMOUNTS IN THOUSANDS,
                           EXCEPT PER SHARE DATA)
                                  Unaudited

                                        For the three months  For the nine months
                                         ended September 30,  ended September 30,
                                            1994     1993     1994      1993

Net sales                                  $24,732  $24,241  $71,446  $75,551

Cost of sales                               17,929   18,477   51,927   56,540

Gross profit                                 6,803    5,764   19,519   19,011
Selling, general and administrative
        expenses                             6,121    5,790   17,755   18,521
                                               682      (26)   1,764      490

Other income, net - Note 5                     127      128      378      310
Income from continuing operations before
        items shown below                      809      102    2,142      800

Provision for income taxes - Note 6            295       58      783      329
Income from continuing operations before
        equity in CTS Corporation              514       44    1,359      471

Income from equity investment in CTS
        Corporation                            648      189    2,469    1,107

Income from continuing operations            1,162      233    3,828    1,578

Income from discontinued operation, net
        of income tax charge of $2,022 -
        Note 2                                                 3,334

Income before changes in accounting methods  1,162      233    7,162    1,578

Equity in CTS' cumulative effect to
        January 1, 1993 of changes in accounting
        methods - Note 3                                               (1,716)

Net income (loss)                          $ 1,162  $   233  $ 7,162  $  (138)

Weighted average number of common and
        common equivalent shares
        outstanding                      3,878,527 3,901,872 3,881,468 3,903,044

Income (loss) per common share:
        Continuing operations              $   .30  $   .06  $   .99  $   .40
        Discontinued operation                                   .86
        Equity in CTS' cumulative effect to
         January 1, 1993 of changes in
         accounting methods                                              (.44)

         Net income (loss)                 $   .30  $   .06  $  1.85  $  (.04)


Dividends per common share                 $   .10  $   .10  $   .20  $   .20


See accompanying notes to condensed consolidated financial statements.

                                     -3-


                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                  Unaudited

                               Common Stock
                         (Authorized 10,000,000
                       voting shares and 600,000
                            non-voting shares)      Paid-in                              Total
                                 Shares           Additional  Retained  Deferred    Stockholders'
                            Outstanding* Par Value  Capital   Earnings Compensation     Equity
Balance at December 31, 1993   3,889,751    $389    $11,451    $81,125    $(151)        $92,814

Shares issued and issuable
  from treasury pursuant to
  benefit plans                   35,055       4        522                (507)             19

Shares acquired for
  treasury and pursuant to
  benefit plans                  (51,233)     (5)      (173)      (576)                    (754)

Amortization of deferred
  compensation and related
  tax charges                                            (3)                 90              87

Net income                                                       7,162                    7,162

Cash dividends                                                    (777)                    (777)

Balance at September 30, 1994  3,873,573    $388    $11,797    $86,934    $(568)        $98,551


* Net of shares held in treasury at $.10 par value per share (3,301,588 voting shares at September 30, 1994 and 3,285,410 voting shares at December 31, 1993).  The cumulative cost of treasury shares held at September 30, 1994 amounted to approximately $34,800.  Includes non-voting shares outstanding of 4,742 at September 30, 1994.

See accompanying notes to condensed consolidated financial statements.


                                     -4-


                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                  Unaudited


                                               September 30,September 30,
                                                      1994         1993
Operating activities:
Net income (loss)                                    $ 7,162       $ (138)
         Adjustments to reconcile net income
          (loss) to net cash provided by operating
          activities:
           Depreciation and amortization                 867          850
           Deferred income taxes                         594           51
           Loss (income) from equity investment in
            CTS before income taxes                   (2,987)         571
           Dividends from CTS                            596          575
           Increase in other assets                      (82)         (48)
           Decrease in other liabilities                (328)        (225)
           Issuance of Company common stock               19           33
           Other--net                                     87           82
           Changes in operating assets and liabilities:
            Decrease in accounts receivable              315        2,688
            Decrease (increase) in inventory          (1,443)       1,870
            Increase in other current assets            (134)        (117)
            Increase (decrease) in accounts payable,
             accrued expenses and sundry liabilities   2,085       (2,598)
            Increase in Federal income taxes payable       3           29
           Decrease (increase) in current assets of
            division held for sale                      (762)       1,180

         Net cash provided by operating activities     5,992        4,803

Investing activities:
         Purchases of CTS common stock                (5,007)
         Purchases of marketable securities                          (604)
  Purchases of property, plant and equipment            (433)        (775)
         Other                                            24           24

         Net cash used in investing activities        (5,416)      (1,355)

Financing activities:
         Principal payments under capital
          lease obligations and mortgages               (400)        (283)
         Purchases of treasury stock                    (754)        (138)
         Dividends paid                                 (777)        (781)

         Net cash used in financing activities        (1,931)      (1,202)

Increase (decrease) in cash and cash equivalents      (1,355)       2,246

Cash and cash equivalents at beginning of period       8,969        6,095

Cash and cash equivalents at end of period           $ 7,614      $ 8,341

See accompanying notes to condensed consolidated financial statements.


                                     -5-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note 1 - Inventories:

             Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

             Inventories are summarized as follows:

                                                September 30,  December 31,
                                                    1994          1993
                                                         (in thousands)

             Raw materials and supplies              $ 8,662      $ 7,251
             Work in process                           7,095        6,426
             Finished goods                            3,445        4,076
                                                      19,202       17,753

             Inventories subject to progress billings  1,063        1,189
             Progress billings                          (730)        (850)
                                                         333          339

                                                     $19,535      $18,092


Note 2 - Division Held for Sale:

             A proposed change order was submitted in April 1992 to the Government seeking equitable compensation for constructive changes and associated delays by the Government in a contract for the supply of 3KW generator sets to be manufactured by the Company's then discontinued Fermont division. In May 1994 the Company agreed to accept $6,450,000 from the Government in settlement of the preproduction portion of its proposed change order. The settlement, net of related expenses and income taxes, amounted to $3,334,000, or $.86 per share, and was reported as income from discontinued operations in the quarter ended June 30, 1994. Negotiations to settle the production portion of the proposed change order have not yet commenced and the Government has contracted for further testing of prototype units.

             In July 1994, management bid on a major new government generator set contract and decided to pursue other contracts in order to enhance the marketability of Fermont. Accordingly, commencing on July 1, 1994, the division is no longer classified as a discontinued operation but as a business held for sale and operating results will be reported as part of continuing operations. A reserve for projected operating losses for the ensuing twelve month period, including the estimated costs to consummate the division's sale and adjustments for the net realizable value of the division's assets, was provided from the remainder of the reserve established in 1991 to discontinue the operation.

Note 3 - Equity Investment in CTS Corporation:

             At September 30, 1994, the Company's holdings aggregated 2,149,100 shares of CTS common stock, increased from 1,920,900 shares at December 31, 1993, and the Company's percentage of equity ownership in CTS increased to 41.5% from 37.3%. At November 9, 1994, the Company's holdings aggregated 2,175,100 shares of CTS common stock, or 42.0%. Included in Accounts Payable at September 30, 1994 was $1,380,000 for purchases of CTS common stock.

             The market value of the Company's investment in CTS amounted to $61,787,000 at September 30, 1994 and $37,938,000 at December 31,
             1993. The market value at November 9, 1994 was $64,709,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS stock presently have no voting rights.

             Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended October 2, 1994 follows:



                                         Three Months Ended    Nine Months Ended
                                        October 2, October 3, October 2, October 3,
                                             1994     1993      1994       1993
                                                      (in thousands)

        Net sales                          $65,950  $58,107   $200,925   $181,159

        Gross earnings                     $13,667  $10,285   $ 43,427    $35,616

        Earnings before cumulative effect of
          changes in accounting principles  $3,031   $1,063     $9,410     $4,640

        Cumulative effect of accounting change -
          postretirement benefits                                          (5,096)

        Cumulative effect of accounting change -
          income taxes                                                        482

        Net earnings                       $ 3,031  $ 1,063    $ 9,410    $    26



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

Note 4 - Credit Facilities:

             The Company's Revolving Credit Agreement with banks has been extended from its September 30, 1994 expiration date to November 30, 1994, and negotiations are under way to amend and restate the Agreement.

Note 5 - Other Income, Net:
                                            Three Months Ended Nine Months Ended
                                              September 30,      September 30,
                                              1994     1993      1994     1993
                                                       (in thousands)
         Interest:
           Income                              $74      $63      $172     $127
           Expense                             (14)     (28)      (59)     (92)
                                                60       35       113       35

         Other, net                             67       93       265      275
                                              $127     $128      $378     $310

Note 6 - Provision for Income Taxes:

      The effective tax rate for the three and nine months ended September 30, 1994 exceeds the Federal statutory rate primarily due to the effect of state income and franchise taxes. The effective tax rate for the three and nine months ended September 30, 1993 exceeds the Federal statutory rate primarily due to minimum state income, franchise and capital taxes.

Note 7 - Contingencies:

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

      In May 1994 the Company settled the preproduction portion of its proposed change order submitted to the Government in April 1992 seeking equitable compensation for constructive changes and associated delays by the Government in a contract for the supply of 3KW generator sets to be manufactured by the Company's Fermont division. (See Note 2 for further information.) Negotiations to settle the production portion of the proposed change order have not yet commenced and the Government has contracted for further testing of prototype units.

      In October 1994 the Company, after notifying the Consumer Products Safety Commission, commenced a recall of approximately 2,700 electronic toasters manufactured in the United Kingdom by a third party and distributed in the U.S. by the Company's Waring Products Division, because of a defect in the electronic timer on the units. The Company has advised the manufacturer that it will seek full indemnity from the manufacturer, as provided in the agreement between the parties, for all costs of the recall. The U.K. manufacturer has not responded to the Company's demand for indemnification. It is not possible to reasonably estimate the extent of the Company's liability at this time. However, the costs of the recall are not expected to materially affect the financial condition of the Company.

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

Item 2.      Management's Discussion and Analysis of Results of Operations and
                  Financial Condition

Results of Operations - Three Months Ended September 30, 1994 Compared to Three Months Ended September 30, 1993

Sales increased $491,000, or 2.0%. Sales in the Electrical Appliances and Electronic Devices segment increased $1,970,000. Sales of heat dissipating devices, especially those for computer microprocessors, showed gains of $2,554,000, and sales of frequency control products also improved by $155,000. Sales of electrical appliances, primarily blenders and specialty products, declined $739,000. Sales in the Fabricated Metal Products and Equipment segment increased $630,000 as commercial air, door and systems product sales improved. Sales in the Power and Controlled Environmental Systems segment decreased $2,109,000, due primarily to a decline in custom mobile shipments following completion of a large order from a Government prime contractor in the prior year.

Gross profit increased $1,039,000 and increased as a percentage of sales to 27.5% from 23.8%. Gross profit in the Electrical Appliances and Electronic Devices segment improved due to higher sales and favorable sales mix for heat dissipating devices, which was partially offset by lower sales and unfavorable sales mix for electrical appliances. Gross profit in the Fabricated Metal Products and Equipment segment increased due to improved sales volume and increased margins on systems product business. In the Power and Controlled Environmental Systems segment gross profit declined due to reduced sales volume.

Selling, general and administrative expenses increased $331,000 due primarily to increased worker's compensation insurance expense.

The provision for income taxes increased $237,000 due to greater income from continuing operations before equity in the income of CTS Corporation. The income tax rate decreased to 36.5% from 56.9% due to the effect of minimum state income, franchise and capital taxes in the prior year's quarter.

Income from the Company's equity investment in CTS Corporation increased $459,000, reflecting CTS' $1,968,000 increase in net earnings and the Company's increase in percentage of equity ownership to 41.5% from 37.2%.

Results of Operations - Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993

Sales decreased $4,105,000, or 5.4%. Sales in the Electrical Appliances and Electronic Devices segment increased $2,866,000. Sales of heat dissipating devices, primarily for computer microprocessors, increased $5,807,000, and sales of frequency control products improved by $261,000. Sales of electrical appliances, primarily blenders and specialty products, decreased $3,202,000. Sales in the Fabricated Metal Products and Equipment segment increased $1,158,000, as improved sales of commercial air and door products were offset somewhat by reduced systems product revenues. Sales in the Power and Controlled Environmental Systems segment declined $8,129,000 due primarily to the decline in custom mobile shipments.

Gross profit increased $508,000 and increased as a percentage of sales to 27.3% from 25.2%. Gross profit in the Electrical Appliances and Electronic Devices segment improved due to higher sales, especially of higher margined heat dissipating devices, partially offset by lower sales and an unfavorable sales mix for electrical appliances. Gross profit in the Fabricated Metal Products and Equipment segment improved due to sales volume increases and improved margins on systems products. In the Power and Controlled Environmental Systems segment gross profit decreased due to significantly lower sales volume.

Selling, general and administrative expenses declined $766,000 due primarily to reduced advertising expenditures for electrical appliances and lower salary-related costs following staff reductions at the end of 1993, offset partially by increased worker's compensation insurance expense.

The provision for income taxes increased $454,000 due to greater income from continuing operations before equity in the income of CTS Corporation. The income tax rate decreased to 36.6% from the 41.1% rate in the prior year which resulted from minimum state tax obligations and the effect of income apportionment factors for state income tax purposes. Income taxes as a percentage of income were higher than the Federal statutory rate of 34% in the current period primarily because of state income, franchise and capital taxes.

Income from the Company's equity investment in CTS Corporation increased $1,362,000, reflecting CTS' $4,770,000 increase in earnings, before the prior year's accounting changes, and the Company's increase in ownership of CTS stock.

During the quarter ended June 30, 1994, the Company agreed to accept $6,450,000 from the Government in settlement of the preproduction portion of its proposed change order on a contract for 3KW generator sets to be manufactured by the Company's Fermont division. The settlement, net of related expenses and income taxes, amounted to $3,334,000, or $.86 per share, and was reported as income from discontinued operations. Effective July 1, 1994, Fermont is no longer classified as a discontinued operation but as a business held for sale, based upon management's decision to bid on new contracts to enhance the marketability of Fermont.

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

Financial Condition

Cash and cash equivalents decreased $1,355,000 during the nine months ended September 30, 1994. Cash of $5,992,000 was provided by operating activities, including cash received from the Government in settlement of the preproduction portion of the Company's proposed change order concerning the contract for 3KW generator sets. Cash of $5,416,000 was used in investing activities, primarily to purchase CTS common stock. Cash of $1,931,000 was used in financing activities to purchase treasury stock, fund the Company's dividend payments, and to make principal payments under mortgage and capital lease obligations.

Cash at September 30, 1994 amounted to $7,614,000. The Company's $27,000,000 Revolving Credit Agreement with banks has been extended from its September 30, 1994 expiration date to November 30, 1994, and negotiations are under way to amend and restate the Agreement. The Company has not borrowed this year under the Agreement, nor under its $10,000,000 uncommitted line with a bank. The entire amount of these credit facilities is available for use by the Company.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures and payment of dividends. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Subsequent to September 30, 1994 and through November 9, 1994, the Company has purchased an additional 26,000 shares of CTS common stock at a cost of $769,000, which raises the Company's percentage of equity ownership in CTS to 42.0%. The shares were paid for with available funds.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $15,194,000 ($14,540,000 of ordinary income and $654,000 of capital gain income) to realize its net deferred tax assets of $5,405,000 as of September 30, 1994.

With respect to environmental matters (see Note 7 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company has accrued $75,000 and $236,000 for mandated testing and remediation expenditures at a Company site in California during the current three and nine month periods, respectively, compared to $33,000 and $164,000 for the comparable prior year periods. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company. It is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of environmental matters.

With respect to the product recall by the Company's Waring Products Division (see Note 7 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the impact on the Company's results of operations and cash flows cannot be quantified at this time. The costs of the recall are not expected to materially affect the financial condition of the Company.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

         (b) There were no reports on Form 8-K for the three months ended September 30, 1994.

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







Date:        November 10, 1994