Form 10-K
DYNAMICS CORP OF AMERICA
filed 1995-03-29
CIK 30819

SECURITIES and EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For the fiscal year ended December 31, 1994

                    Commission file number 0-7304

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

     Title of Each Class                 Name of Each Exchange
                                         on which Registered
     Common Stock (Voting)
     $.10 Par Value                      New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1995:

                   Common Stock, $.10 Par Value--$99,171,000

The number of shares outstanding of each of the registrant's classes of common stock, as of March 17, 1995:

Common Stock, par value $.10 per share                     Shares
     Voting                                              3,832,694
     Non-Voting                                              4,696

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the year ended December 31, 1994 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 1995 are incorporated by reference into Part III of this Form 10-K.

                        Exhibits Index - Pages 18 and 19

                                   PART I

Item l.           Business

                  A description of Dynamics Corporation of America ("DCA" or "Company") and financial information about industry segments on pages 23 and 24 of the annual report to security holders for the year ended December 31, 1994, and the classification of the Company's manufacturing divisions and subsidiary for industry segments, including a description of each, on the inside back cover of the annual report to security holders for the year ended December 31, 1994 are incorporated herein by reference.

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

Patents and Trademarks

                  Although DCA owns or is licensed under a number of domestic and foreign patents and patent applications, management believes that no single patent or group of patents is material to the business as a whole. The trademarks Waring(R), Blendor(R), NuBlend(R), Acme Juicerator(R), Qualheim(TM), Anemostat(R), Multi-Vent(R), Anemotrak(R), Envirotrak(R), and Environ(R) are well recognized in their trading areas and signify desirable quality and value. These trademarks should be available for Company use as long as it desires.

Backlog

                  The backlog of unfilled orders was approximately $31,900,000 at December 31, 1994 as compared with approximately $26,200,000 at December 31, 1993. Approximately 80% is represented by orders expected to be completed in 1995. The Power and Controlled Environmental Systems segment accounts for approximately 63% of the unfilled orders at December 31, 1994, and backlog continues to be significant when projecting future financial results of this segment of the Company's business.

Customers

                  In general, the businesses engaged in by the Company are not dependent upon one or a few customers. The Power and Controlled Environmental Systems segment of the Company, in addition to its commercial activities, acts as both a subcontractor and prime contractor for the production of air conditioning equipment, liquid cooling equipment and trailers and shelters for electronic equipment of which the U.S. Government is the end-user. No single customer contributed in excess of 10% to sales in 1994. The Company derived approximately 12% of its sales in 1993, primarily in the Power and Controlled

Environmental Systems segment, from a single contractor to the U.S. Government. Neither the Company nor the Power and Controlled Environmental Systems segment are dependent on this customer. The remaining segments of the Company serve a broad base of customers who are predominantly commercial in nature.

Competition

                  DCA normally experiences varying degrees of competition with respect to each of its segments and with respect to particular products within each segment.

                  The electrical appliances produced by the Company's Waring Products Division experience keen competition in the consumer and commercial segments of the market. The Company's Waring Blendor(R), NuBlend(R), Acme Juicerator(R) and Qualheim(TM) are recognized names in their field.

                  The Reeves-Hoffman Division encounters strong competition for the crystal products, oscillators and hermetic seal packages it sells due in large part to the multiplicity of suppliers in the industry. The same is true with respect to the heat dissipating devices sold by the Company's International Electronic Research Corporation subsidiary.

                  Anemostat's air distribution, systems and door products compete in a well supplied market with regard to quality, price and delivery. The Company's Anemostat(R) air diffusers and vision frames and louvers for fire-rated doors are recognized names in the industry. Sales of these products tend to follow the expansion and contraction of the commercial construction industry.

                  As a supplier of specialized equipment for government, industry and power plant use, the Ellis & Watts Division is generally required to submit competitive bids. The mobile medical van and transportable suite segment of the market which it serves is highly competitive among the suppliers serving that market.

Distribution

                  The methods of distribution and marketing utilized by the Company vary from division to division. In general, sales for all the Company's segments combine some direct selling in certain market areas with appropriate manufacturers' representatives, wholesalers, distributors and/or dealers.

Research and Development

                  DCA engages in a variety of research and development programs throughout its divisions, the primary purposes of which are to improve existing products and processes, modify current products to extend their market life and expand markets by developing new products. Expenditures for Company sponsored research and development amounted to $1,664,000 in 1994, $1,252,000 in 1993 and $1,203,000 in 1992.

Environmental Matters

                  The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site have agreed with the EPA to fund a feasibility study at the site and have sued the Company and other PRPs who have not agreed to share the costs. A property owner adjacent to the California site has sued the Company and others for allegedly causing contamination of their property. The Company incurred costs of $251,000 in 1994 to fund engineering studies and conduct investigations of, and to remove contaminants from the California site and to pay related expenses. The Company also has received notice from a state environmental agency that it is a PRP with respect to a non-Company site in Pennsylvania, and is a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in that state.

                  The amount of future environmental-related expenditures and the extent of insurance coverage is not determinable at this time and the Company is not in a position to estimate the loss or range of loss, if any, which may result from environmental-related matters. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including possible remediation, the extent of which is presently unknown, will not materially affect the financial position of the Company. However, it is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of these matters.

                  In 1994 the Company expended $397,000, including the $251,000 at the California site, to manage hazardous substances, to monitor pollutants, to test for contaminants and to provide for required removal activities, a 7% decrease in such expenditures over the prior year. Accrued liabilities for anticipated future costs and expenses at December 31, 1994 amounted to $105,000.

Number of Employees

                  DCA employed 1,081 persons at December 31, 1994.

Foreign Operations

                  The Company sells in foreign countries primarily through manufacturers' representatives and agents and does not have manufacturing operations abroad. Revenues from direct sales abroad represented approximately 15% of sales in 1994 and 9% in 1993. In addition, the Company receives revenue from licenses and technology transfers which amounted to $157,000 in 1994, $1,207,000 in 1993 and $244,000 in 1992. Included in the 1993 amount is income from an initial royalty of $1,000,000 under a technology transfer agreement with a customer in the Power and Controlled Environmental Systems segment; future royalty amounts from that customer are dependent upon future contract awards received by the customer.

Division Held for Sale

                  The Company determined to discontinue operations at its Fermont division, a manufacturer of electrical power systems for government and commercial markets, effective as of September 30, 1991, and to put the division's assets and business up for sale. At the time the determination was made, Fermont was a party to a contract with the U.S. Government for the production of 3KW engine generator sets. The contract is subject to First Article approval of prototype 3KW units.

                  In July 1994, Fermont bid on a major new government generator set contract and decided to pursue other contracts. Accordingly, commencing on July 1, 1994, the division is no longer classified as a discontinued operation but as a business held for sale.

                  In January 1995, the Government issued a 90 day stop work order on the 3KW contract because of engine failures while testing prototype units. The final disposition of the contract is not known at this time, but it is possible the Government may terminate the contract.

                  Also in January 1995, Fermont was awarded a contract to manufacture tactical quiet (TQ) generator sets for the U.S. Army Aviation and Troop Command. The Government's initial delivery order issued with the award calls for delivery of gensets for an aggregate price of $57,766,000. Shipments are expected to begin in mid-1996 subject to First Article prototype testing and approval in 1995. The contract provides for progress payments from the Government and financial resources required of the Company are not expected to be significant in the near term. (Notes 4 and 7 on pages 12 and 15 of the annual report to security holders for the year ended December 31, 1994 are incorporated herein by reference.)

Discontinued Operation

                  In December, 1992 the Company sold its 33.3% interest in Farmhand Inc. for $1,700,000 in cash and a $500,000 long-term note. In 1994, the terms of the note were renegotiated so that the entire principal balance, $469,000, is due to be paid by December 31, 1995.

Investment in CTS Corporation

                  At December 31, 1994, the Company's holdings of the common stock of CTS Corporation ("CTS") aggregated 2,222,100 shares. The Company's equity ownership in CTS represents 42.9% of the outstanding stock of CTS.

                  The current CTS Board of Directors is comprised of five individuals including two directors who also are officers and directors of DCA. The Company's investment in CTS is accounted for under the equity method. CTS, whose shares are listed on the New York Stock Exchange, designs, manufactures and sells electronic components for the automotive, communications equipment, data processing, defense and aerospace, instruments and controls, and consumer electronic markets. CTS is headquartered in Elkhart, Indiana and operates manufacturing plants in the U.S. and abroad, primarily in a single business segment, electronic components and subsystems, in worldwide markets. (Note 6 on page 14 of the Company's annual report to security holders for the year ended December 31, 1994 is incorporated herein by reference.)

Item 2.           Properties

The following is a summary by industry segment of the properties occupied by the Company.


                                                     Square
Division          Location                            Feet               Type                Occupancy
Executive         475 Steamboat Road                 7,704             Part of               Lease expiring
                  Greenwich, CT                                        modern                12/31/2000
                                                                       office bldg.
Electrical Appliances and Electronic Devices:

Waring            New Hartford, CT                   212,000           Modern 1              Fee ownership
Products                                                               story

                  McConnellsburg, PA                  74,000           Modern 1              Fee ownership
                                                                       story

                  Winsted, CT                         55,000           Multi-story           Fee ownership


I.E.R.C.          Burbank, CA                         37,000           2 Modern              Lease expiring
                                                                       bldgs; 4              1/31/2000
                                                                       stories &
                                                                       1 story

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

Reeves-           Carlisle, PA                        94,000           Modern 1              Lease expiring
Hoffman                                                                story                 2/28/99


Fabricated Metal Products and Equipment:

Anemostat         Scranton, PA                       270,000           Modern 1              Fee ownership
Products                                                               story

                  Carson, CA                          76,000           Modern 1              Lease expiring
                                                                       story                 10/31/95











                                                     Square
Division          Location                            Feet               Type                Occupancy

Power and Controlled Environmental Systems:

Ellis &           Cincinnati, OH                     145,000           1 Modern              Fee ownership
Watts                                                                  bldg; 1
                                                                       story mfg.
                                                                       & 2 stories
                                                                       offices

                  Cincinnati, OH                       2,900           Modern 1              Fee ownership
                                                                       story





All plants are of adequate capacity and are utilized generally on a one-shift basis except for the Burbank, California facility, portions of which are utilized on a two-shift basis. The Winsted, CT facility of the Waring Products Division is utilized as a records storage facility and is also available for sale. Approximately 76,000 square feet of the Scranton, PA facility of the Anemostat Products Division has been leased on a short-term basis.

Properties Held for Sale:

The following property, previously operated by the Company, is being held for sale or disposition by the Company:


   Yazoo City, MS        80,000           Modern 1              Lease expiring
                                            story                 3/4/98

The above property is currently subleased on a short-term basis.

The following property, which continues to be occupied and operated by the Fermont division, is held for sale in connection with the sale of the Fermont business.


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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


Executive Officers of the Registrant


Name              Age           Office

Andrew Lozyniak   63            Chairman of the Board and
                                President

Henry V. Kensing  61            Vice President, General
                                Counsel and Secretary

Patrick J. Dorme  59            Vice President-Finance and
                                Chief Financial Officer

Richard E.Smith   46            Treasurer


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

                                   Part II
Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters

         Range of Stock Prices and Dividend Information on page 24 of the annual report to security holders for the year ended December 31, 1994 is incorporated herein by reference.

Item 6.  Selected Financial Data

         Selected Financial Data on page 22 of the annual report to security holders for the year ended December 31, 1994 is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 4 through 7 of the annual report to security holders for the year ended December 31, 1994 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The following consolidated financial statements of the registrant and its subsidiaries are included in the annual report to security holders for the year ended December 31, 1994 and are incorporated herein by reference.

                                                                Page(s) in the
                                                                Annual Report

         Consolidated Balance Sheets--As of
         December 31, 1994 and 1993                                   8

         Consolidated Statements of Income--For
         the Years Ended December 31, 1994, 1993
         and 1992                                                     9

         Consolidated Statements of Stockholders'
         Equity--For the Years Ended December 31,
         1994, 1993 and 1992                                         10

         Consolidated Statements of Cash Flows--For
         the Years Ended December 31, 1994, 1993
         and 1992                                                    11

         Notes to Consolidated Financial Statements               12-20

 Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         Identification of directors of the registrant and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 1995, under caption "Election of Directors", and said information is incorporated herein by reference.

         Identification of executive officers of the registrant and information related thereto is included in Part I of this Form 10-K.

Item 11. Executive Compensation

         Remuneration of directors and officers and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 1995, under the captions "Election of Directors", including information on the Stock Retirement Plan for Outside Directors, and under the captions "Executive Compensation", "Pension Benefits", "Savings and Investment Plan" and "1980 Restricted Stock and Cash Bonus Plan", and said information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Security ownership of management and of certain beneficial owners and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held May 5, 1995, under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners", and said information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Transactions with management and others and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 5, 1995, under the caption "Transactions with Management and Others", and said information is incorporated herein by reference.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The report of independent auditors and the following consolidated financial statements of the registrant and its subsidiaries included in the annual report to security holders for the year ended December 31, 1994 are incorporated by reference in Item 8 above:

         Consolidated Balance Sheets--As of December 31, 1994 and 1993

         Consolidated Statements of Income--For the Years Ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Stockholders' Equity--For the Years Ended December 31, 1994, 1993 and 1992

         Consolidated Statements of Cash Flows--For the Years Ended December 31, 1994, 1993 and 1992

         Notes to Consolidated Financial Statements

(a)(2)
and(d) The following consolidated financial statement schedules of the registrant and its subsidiaries are included in this Form 10-K.

                                                          Page(s)
         Schedule II--Valuation and Qualifying
                      Accounts--For the Years
                      Ended December 31, 1994,
                      1993 and 1992                        15-17

          The consolidated financial statements of CTS Corporation, the registrant's investment in which is accounted for by the equity method, are subject to the Rules and Regulations of the Securities and Exchange Commission and have been examined by Price Waterhouse, independent accountants for CTS Corporation. The following consolidated financial statement information and schedules concerning CTS Corporation, which are included in CTS Corporation's annual report on Form 10-K for the year ended December 31, 1994, certain consolidated financial statement schedules included in said Form 10-K and CTS Corporation's annual report to stockholders for 1994 attached to said Form 10-K as Exhibit 13 thereto (all of which are included as Exhibit 99 to this Form 10-K), are incorporated by reference herein.
                                                   Page(s) in CTS
                                                   Corporation's annual report
                                                   to stockholders for 1994


     Consolidated Statements of Earnings --
         years ended December 31, 1994,
         1993 and 1992                                         12

     Consolidated Statements of Stockholders'
         Equity -- years ended December 31,
         1994, 1993 and 1992                                   13

     Consolidated Balance Sheets --
         December 31, 1994 and 1993                            14

     Consolidated Statements of Cash Flows--
         years ended December 31, 1994,
         1993 and 1992                                         15

     Notes to Consolidated Financial Statements             16-23

     Report of independent accountants                         24


                                                 Page(s) in CTS Corporation
                                                 annual report on Form 10-K
                                                 for the year ended
                                                 December 31, 1994

     Report of independent accountants
       on financial statement schedule                        S-2

     Schedule II - Valuation and qualifying
       accounts                                               S-3

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

(a) (3)
and (c)  Exhibits

         The response to this portion of Item 14 appears on the Exhibits Index in a separate section of this Form 10-K on pages 18 and 19.

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DYNAMICS CORPORATION OF AMERICA



                  /S/ Patrick J. Dorme                          March 29, 1995
                           (Signature)
                  Patrick J. Dorme - Vice President-
                  Finance and Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                  /S/ Andrew Lozyniak                           March 29, 1995
                  Andrew Lozyniak - Chairman of the Board
                  and President


                  /S/ Henry V. Kensing                          March 29, 1995
                  Henry V. Kensing - Director, Vice President,
                  General Counsel and Secretary


                  /S/ Patrick J. Dorme                          March 29, 1995
                  Patrick J. Dorme - Director, Vice President-
                  Finance and Chief Financial Officer


                  /S/ Harold Cohan                              March 29, 1995
                  Harold Cohan - Director


                  /S/ Frank A. Gunther                          March 29, 1995
                  Frank A. Gunther - Director


                  /S/ Russell H. Knisel                         March 29, 1995
                  Russell H. Knisel - Director


                  /S/ Saul Sperber                              March 29, 1995
                  Saul Sperber - Director


                  /S/ M. Gregory Bohnsack                       March 29, 1995
                  M. Gregory Bohnsack - Corporate Controller
                  and Principal Accounting Officer

                  CONSENT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders Dynamics Corporation of America


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Dynamics Corporation of America of our report dated February 22, 1995, included in the 1994 Annual Report to Stockholders of Dynamics Corporation of America.

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


                                                 ERNST & YOUNG LLP



Stamford, Connecticut
February 22, 1995

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1994

(in thousands)

Column A                  Column B     Column C     Column D       Column E

                                       Additions
                         Balance At    Charged To                  Balance
                         Beginning     Costs And                   At End
Description              Of Period     Expenses     Deductions     Of Period

Valuation accounts
deducted from assets
to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities      $ 1,428      $    56      $   -0-          $ 1,484

  Allowance for
    doubtful accounts      $   505      $    33      $   (33)(a)      $   571

  Allowance for cash
    discounts              $    26      $   138      $   131(b)       $    33


Reserves not shown
  elsewhere:

  Reserve for
    warranties             $ 1,182      $ 1,006      $ 1,221(c)       $   967


Notes:
(a)-- Recoveries, net of amounts written off against allowance provided therefor.

(b)-- Discounts charged against allowance provided therefor.

(c)-- Warranty costs incurred and charged against reserve provided therefor.

 DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES
 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

 For the Year Ended December 31, 1993

(in thousands)

 Column A          Column B         Column C          Column D         Column E

                                   Additions
                  Balance At       Charged To                         Balance
                  Beginning        Costs And                          At End
Description       Of Period        Expenses          Deductions       Of Period

Valuation accounts
deducted from assets
to which they apply:

Allowance for net
unrealized losses
on marketable
equity securities  $1,607           $  -0-            $  179(a)        $1,428

Allowance for
doubtful accounts  $  571           $  113            $  179(b)        $  505

Allowance for cash
discounts          $   29           $   94            $   97(c)        $   26


Reserves not shown
 elsewhere:

Reserve for
 warranties        $1,672           $  918            $1,408(d)        $1,182


Notes:


(a)-- Market recoveries, net of changes to portfolio holdings.

(b)-- Bad debts, net of recoveries, written off against allowance provided therefor.

(c)-- Discounts charged against allowance provided therefor.

(d)-- Warranty costs incurred and charged against reserve provided therefor.

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1992

(in thousands)

Column A          Column B         Column C          Column D         Column E

                                   Additions
                  Balance At       Charged To                         Balance
                  Beginning        Costs And                          At End
Description       Of Period        Expenses          Deductions       Of Period

Valuation accounts
deducted from assets
to which they apply:

Allowance for net
  unrealized losses
  on marketable
  equity securities   $1,561           $   46          $  -0-           $1,607

Allowance for
  doubtful accounts    $ 560           $  255          $  244(a)        $  571

Allowance for cash
  discounts              $46           $  139          $  156(b)        $   29

Reserves not shown
  elsewhere:

Reserve for
  warranties          $1,233           $1,701          $1,262(c)        $1,672


Notes:

(a)-- Bad debts, net of recoveries, written off against allowance provided therefor.

(b)-- Discounts charged against allowance provided therefor.

(c)-- Warranty costs incurred and charged against reserve provided therefor.

                                Exhibits Index


Item 14. (a) (3) and (c)

Pursuant to Regulation  S-K, Item 601,  following is a list of Exhibits:

(A) Exhibits incorporated by reference.

Exhibit 3 - Articles of incorporation and bylaws:

         1. Bylaws, as amended, were included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1993.

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

         2. Employment contracts dated February 1, 1991 with: Andrew Lozyniak - Chairman of the Board and President, Patrick J. Dorme
                - Vice President-Finance and Chief Financial Officer and Henry
                V. Kensing - Vice President, General Counsel and Secretary were included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1990.

         3. Stock Retirement Plan for Outside Directors, as amended, was included in the registrant's definitive proxy statement for the Annual Meeting of Shareholders on May 1, 1992.

         4. Incentive Performance Plan was included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1992.

         5. Executive Life Insurance Policies was included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1992.

         6. Prescription Drug Plan for Outside Directors was included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1992.

         Other
                Agreement dated October 9, 1990 between Dynamics Corporation of America and Gabelli Funds, Inc. and GAMCO Investors, Inc. was included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1990.

Exhibit 21 - Subsidiaries of the registrant were included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1984.


(B) Exhibits filed in or as a separate section of this report.

                                                                           Page

Exhibit 13 - Annual report to security holders for the year ended
             December 31, 1994.                                             (a)

Exhibit 23 - Consent of Independent Auditors                                 14

Exhibit 27 - Financial Data Schedule                                         (b)

Exhibit 99 - CTS Corporation annual report on Form 10-K for
             the year ended December 31, 1994, (without Exhibits
             except as noted), the Report of Independent
             Accountants and the Financial Statement Schedule II
             included in said Form 10-K, and CTS Corporation's
             annual report to stockholders for 1994 included in
             said Form 10-K as Exhibit 13 thereto.                           (c)

(a) Unnumbered and immediately following the final numbered page of this report.
(b)  Filed electronically only pursuant to regulations.
(c) Unnumbered and immediately following the registrant's annual report to security holders for the year ended December 31, 1994.