Form 10-Q
period 1995-03-31
DYNAMICS CORP OF AMERICA
filed 1995-05-12
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

                                     or

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

                    Yes         X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1995:

          Voting                             3,830,421

          Non-Voting                             4,630

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES

                                    INDEX

                                                       Page No.

Part I - Financial Information

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -
     As of March 31, 1995 and December 31, 1994             2

     Condensed Consolidated Statements of
     Income - For the Three Months
     Ended March 31, 1995 and 1994                          3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Three
     Months Ended March 31, 1995                            4

     Condensed Consolidated Statements of
     Cash Flows - For the Three Months
     Ended March 31, 1995 and 1994                          5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 8

     Item 2.   Management's Discussion and
               Analysis of Results of Operations
               and Financial Condition                      9 - 10

Part II - Other Information:

     Item 6.   Exhibits and Reports on Form 8-K             11

     Signature Page                                         12

Part 1 - Financial Information

Item 1 - Financial Statements

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
             AT MARCH 31, 1995 (Unaudited) and DECEMBER 31, 1994
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                   March 31, December 31,
         ASSETS                                       1995       1994
Current Assets:
        Cash and cash equivalents                   $  5,964     $  6,837
        Accounts Receivable, less allowances of
         $519 and $604                                15,598       15,214
        Inventories - Note 1                          19,773       17,893
        Other current assets                           3,182        3,065
        Current assets of division held for sale -
          Note 2                                       1,364        1,185
        Deferred income taxes                          5,412        5,418
         TOTAL CURRENT ASSETS                         51,293       49,612
Property, Plant and Equipment - at cost, less
        accumulated depreciation and amortization of
        $32,713 and $32,454                            3,535        3,472
Equity Investment in CTS Corporation - Note 3         70,743       69,291
Other Assets                                           1,827        1,719
Deferred Income Taxes                                                  83
         TOTAL ASSETS                               $127,398     $124,177

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Current installments of long-term debt      $    111     $    126
        Accounts payable                               5,508        4,454
        Accrued expenses and sundry liabilities       16,620       15,648
        Federal income taxes payable                   2,448        2,006
         TOTAL CURRENT LIABILITIES                    24,687       22,234
Long-term Debt                                           404          401
Other Liabilities                                      1,817        1,817
Deferred Income Taxes                                    279
         TOTAL LIABILITIES                            27,187       24,452

Contingencies - Note 6

Stockholders' Equity:
        Preferred stock, par value $1 per share --
         authorized 894,000 shares - none issued
        Series A Participating Preferred Stock, par
         value $1 per share - authorized 106,000
         shares - none issued
        Stockholders' equity - see accompanying
         statement                                   100,211       99,725
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $127,398     $124,177

See accompanying notes to condensed consolidated financial statements.
                                     -2-

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                        (DOLLAR AMOUNTS IN THOUSANDS,
                           EXCEPT PER SHARE DATA)
                                  Unaudited


                                                 For the three months
                                                    ended March 31,
                                                    1995       1994

Net sales                                          $25,119   $22,716
Cost of sales                                       18,564    16,689
Gross profit                                         6,555     6,027
Selling, general and administrative expenses         6,338     5,751
                                                       217       276
Other income, net - Note 4                             234        50
Income before items shown below                        451       326

Provision for income taxes - Note 5                    170       113
Income before equity in CTS Corporation                281       213
Income from equity investment in CTS Corporation,
  net of income tax charges of $383 and $13            802       720

Net income                                         $ 1,083   $   933

Weighted average number of common and common
        equivalent shares outstanding            3,846,580 3,885,886

Net income per common share                        $   .28   $   .24

Dividends per common share                         $   .10   $   .10


See accompanying notes to condensed consolidated financial statements.

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                  Unaudited


                                     Common Stock
                              (Authorized 10,000,000
                            voting shares and 600,000
                                non-voting shares)      Paid-in                            Total
                                  Shares             Additional  Retained  Deferred    Stockholders'
                                Outstanding* Par Value  Capital  Earnings Compensation    Equity
Balance at December 31, 1994      3,846,677      $385   $11,698   $88,133    $(491)       $99,725

Shares issued and issuable
   from treasury pursuant to
   benefit plans                        283                  13                                13

Shares acquired for
   treasury and pursuant to
   benefit plans                    (11,236)       (1)      (47)     (215)                   (263)

Amortization of deferred
   compensation                                                                  38            38

Net income                                                          1,083                   1,083

Cash dividends                                                       (385)                   (385)

Balance at March 31, 1995         3,835,724      $384   $11,664   $88,616     $(453)     $100,211

* Net of shares held in treasury at $.10 par value per share (3,339,437 voting shares at March 31, 1995 and 3,328,484 voting shares at December 31, 1994).  The cumulative cost of treasury shares held at March 31, 1995 amounted to approximately $35,100.  Includes non-voting shares outstanding of 4,670 at March 31, 1995.

See accompanying notes to condensed consolidated financial statements.


                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                  Unaudited



                                                     March 31,     March 31,
                                                       1995          1994

Operating activities:
         Net income                                    $1,083       $  933
         Adjustments to reconcile net income to net
          cash provided by (used in) operating
          activities:
           Depreciation and amortization                  261          265
           Deferred income taxes                          368          (22)
           Income from equity investment in
            CTS before income taxes                    (1,185)        (733)
           Dividends from CTS                             336          192
           Increase in other assets                      (108)
           Issuance of Company common stock                13           13
           Other--net                                      38           15
           Changes in operating assets and liabilities:
            Accounts receivable                          (384)        (100)
            Inventory                                  (1,880)      (1,951)
            Other current assets                         (131)         (49)
            Accounts payable, accrued expenses
             and sundry liabilities                     2,026          717
            Federal income taxes payable                  442          128
           Increase in current assets of division held
            for sale                                     (179)        (198)

         Net cash provided by (used in) operating
            activities                                    700         (790)

Investing activities:
         Purchases of CTS common stock                   (603)         (90)
         Purchases of property, plant and equipment      (324)        (146)
         Other                                             14           12

         Net cash used in investing activities           (913)        (224)

Financing activities:
         Principal payments under capital
          lease obligations and mortgages                 (12)        (228)
         Purchases of treasury stock                     (263)        (326)
         Dividends paid                                  (385)        (389)

         Net cash used in financing activities           (660)        (943)

Decrease in cash and cash equivalents                    (873)      (1,957)

Cash and cash equivalents at beginning of period        6,837        8,969

Cash and cash equivalents at end of period             $5,964       $7,012


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 1 - Inventories:

Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

Inventories are summarized as follows:

                                              March 31,  December 31,
                                                 1995        1994
                                                   (in thousands)

Raw materials and supplies                       $7,697       $7,579
Work in process                                   7,488        6,791
Finished goods                                    4,648        3,391
                                                 19,833       17,761

Inventories subject to progress billings            401          666
Progress billings                                  (461)        (534)
                                                    (60)         132

                                                $19,773      $17,893



Note 2 - Division Held for Sale - Fermont Division:

On March 23, 1995, the Department of the Army notified the Company's Fermont Division that its contract with Fermont for the supply of 3KW generator sets had been terminated completely, for the convenience of the Government. The Company is proceeding with the preparation of a proposal to the Government for compensation due Fermont as a result of this termination for convenience.

On April 21, 1995, the U.S. Army Materiel Command ("AMC") advised the Company that AMC had determined there was some merit to the protest filed by Libby Corporation ("Libby") with the U.S. Government Accounting Office concerning the award to Fermont by the U.S. Army Aviation and Troop Command ("ATCOM") of a $57.8 million contract to manufacture tactical quiet generator sets ("TQ Contract"). AMC has directed ATCOM to reevaluate the submissions of Libby and Fermont and to review its evaluation process leading to the award of the TQ Contract to Fermont on January 13, 1995. Pursuant to AMC's recommendation, on April 25, 1995 ATCOM ordered Fermont to stop all work called for by the TQ Contract. Fermont is taking the necessary steps to comply with ATCOM's order and also has begun efforts to provide support to sustain ATCOM's award of the TQ Contract to Fermont following reevaluation. The Company believes the TQ Contract was properly awarded to Fermont and expects that the reevaluation by ATCOM and AMC will affirm the award to Fermont.

Note 3 - Equity Investment in CTS Corporation:

At March 31, 1995, the Company's holdings aggregated 2,242,100 shares of CTS common stock, increased from 2,222,100 shares at December 31, 1994, and the Company's percentage of equity ownership in CTS increased to 43.1% from 42.9%.

The market value of the Company's investment in CTS amounted to $70,626,000 at March 31, 1995 and $61,663,000 at December 31, 1994. The market value at May 11, 1995 was $73,989,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS common stock presently have no voting rights.

Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended April 2, 1995 follows:

                                                Three Months Ended
                                               April 2,     April 3,
                                                 1995         1994
                                                   (in thousands)

         Net sales                              $75,978      $64,357

         Gross earnings                         $17,273      $15,597

         Net earnings                            $3,256       $2,490

Certain reclassifications have been made by CTS for all years presented in their financial statements to conform to the classifications adopted by CTS in 1995.


Note 4 - Other Income, Net:

                                                  Three Months Ended
                                                       March 31,
                                                   1995         1994
                                                    (in thousands)
         Interest:
           Income                                   $71          $52
           Expense                                  (12)         (27)
                                                     59           25

         Other, net                                 175           25
                                                   $234          $50



Note 5 - Provision for Income Taxes:

The effective tax rate for the three months ended March 31, 1995 exceeds the Federal statutory rate due to the effect of state income and franchise taxes. The effective tax rate for the three months ended March 31, 1994 approximates the Federal statutory rate.

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

In October 1994, the Company, after notifying the Consumer Products Safety Commission, commenced a recall of approximately 2,700 electronic toasters manufactured in the United Kingdom by a third party and distributed in the U.S. by the Company's Waring Products Division, because of a defect in the electronic timer on the units. The Company has advised the manufacturer that it will seek full indemnity from the manufacturer, as provided in the agreement between the parties, for all costs of the recall. The U.K. manufacturer has not responded to the Company's demand for indemnification. It is not possible to reasonably estimate the extent of the Company's liability at this time. However, the costs of the recall are not expected to materially affect the financial position of the Company.

The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site have agreed with the EPA to fund a feasibility study at the site and have sued the Company and other PRPs who have not agreed to share the costs. A property owner neighboring the Company site in California has sued the Company and others for allegedly causing contamination at the neighbor's property. In addition, in late March, 1995, the Company was sued by a state environmental agency to recover response costs related to the cleanup of a non-Company site in Pennsylvania as to which the Company was earlier designated a PRP. The Company is also a defendant in two lawsuits seeking contribution towards the Superfund cleanup costs relating to two other non-Company sites in that state. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including remediation, the extent and cost of which are presently unknown, will not materially affect the financial position of the Company.

With respect to other claims and actions against the Company, it is the opinion of Management that such matters will not have a material effect on the financial position of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales increased $2,403,000 in the quarter ended March 31, 1995 compared to the same period a year ago. Sales in the Electrical Appliances and Electronic Devices segment increased $1,060,000. Continued growth in sales of heat dissipating devices for computer microprocessors and a significant improvement in sales of oscillators caused sales of electronic devices to increase $2,661,000. Sales of consumer electrical appliances declined $1,601,000 due to reduced product placement and competitive pressure at the retail level. Sales in the Fabricated Metal Products and Equipment segment increased slightly, as modest increases in door product and systems sales were offset by a decline in air product sales. Sales in the Power and Controlled Environmental Systems segment increased $1,236,000 due to shipments on a power plant products order with a major foreign customer and increased custom mobile sales, which were partially offset by sales declines on transportable medical units and thermal products.

Gross profit increased $528,000 in the quarter ended March 31, 1995 compared to the same period a year ago but decreased as a percentage of sales to 26.1% from 26.5%. Gross profit in the Electrical Appliances and Electronic Devices segment increased due to greater sales of heat dissipating devices and increased overhead absorption on quartz crystal products, offset in part by a decline in sales volume of consumer electrical appliances. Gross profit was relatively unchanged in the Fabricated Metal Products and Equipment and Power and Controlled Environmental Systems segments, but significantly lower as a percentage of sales in the latter segment due to material cost overruns.

Selling, general and administrative expenses increased $587,000 in the quarter ended March 31, 1995 compared to the same period a year ago, due in part to increases in incentive compensation tied to performance and the Company's stock price, higher commission expenses on heat dissipating devices and power plant products and higher professional fees.

Other income increased $184,000, due primarily to recognition of $74,000 of income resulting from a restructuring of the note acquired in the 1992 sale of the Company's investment in Farmhand, Inc., which note was paid off in full in April of 1995, and a market value recovery of $40,000 in the unrealized loss reserve for the Company's marketable securities.

The provision for income taxes increased $57,000 due principally to the $125,000 increase in income before taxes. The income tax rate in the quarter ended March 31, 1995 increased to 37.7% compared to 34.7% for the same period a year ago, due to the effect of foreign tax credits in the prior year's quarter. Income from the Company's equity investment in CTS Corporation increased $82,000, reflecting CTS' $766,000 increase in quarterly net earnings and the Company's period to period increase in percentage of equity ownership to 43.1% from 37.2%, reduced by the provision for deferred income taxes on the Company's proportionate share of the undistributed earnings of CTS Corporation, which was not required in last year's first quarter.


Financial Condition

Cash and cash equivalents decreased $873,000 during the three months ended March 31, 1995. Cash of $700,000 was provided by operating activities, while cash of $913,000 was used in investing activities, primarily to purchase CTS common stock and to acquire production equipment. Cash of $660,000 was used in financing activities, principally to fund the Company's dividend payment and treasury stock purchases.

Cash at March 31, 1995 amounted to $5,964,000. During the quarter, the Company did not borrow under its $37,000,000 Revolving Credit Agreement or its $9,000,000 uncommitted line with its banks. The entire amount of these credit facilities is available for use by the Company.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures and payment of dividends. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $16,958,000 ($16,375,000 of ordinary income and $583,000 of capital gain income) to realize its deferred tax assets of $5,412,000 at March 31, 1995.

With respect to the stop work order and protest concerning the TQ Contract (see
Note 2 - Division Held for Sale - Fermont Division in the Notes to the Condensed Consolidated Financial Statements), the Company believes that the TQ Contract was properly awarded to Fermont and expects that the reevaluation by ATCOM and AMC will affirm the award to Fermont. A protracted reevaluation could result in delays in first article prototype testing and approval and in production of TQ generator sets, the costs of which may be recoverable from the Government.

With respect to environmental matters (see Note 6 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company has accrued $12,000 for mandated expenditures at a Company site in California during the quarter, compared to similar accrued expenses of $72,000 for the comparable prior year period. Also, during the current year's quarter, the Company had capital expenditures at the Company site in California of $17,000 to limit or monitor hazardous substances or pollutants. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to continue to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company. It is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of environmental matters.

With respect to the product recall by the Company's Waring Products Division (see Note 6 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the impact on the Company's results of operations and cash flows cannot be quantified at this time. However, the costs of the recall are not expected to materially affect the financial condition of the Company.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

         (b)  On March 30, 1995, the Company reported on Form 8-K under
              Item 5, Other Events, that on March 23, 1995 the Department of the Army notified the Company's Fermont Division ("Fermont") that its contact with Fermont for the supply of 3KW generator sets had been terminated completely, for the convenience of the Government. The Company is proceeding with the preparation of a proposal to the Government for compensation due Fermont as a result of this termination for convenience.

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







Date:        May 12, 1995