Form 10-Q
period 1995-06-30
DYNAMICS CORP OF AMERICA
filed 1995-08-11
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

                                     or

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

                    Yes         X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1995:

          Voting                             3,828,794

          Non-Voting                             4,544

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES

                                    INDEX

                                                       Page No.

Part I - Financial Information:

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -
     As of June 30, 1995 and December 31, 1994              2

     Condensed Consolidated Statements of
     Income - For the Three and Six Months
     Ended June 30, 1995 and 1994                           3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Six
     Months Ended June 30, 1995                             4

     Condensed Consolidated Statements of
     Cash Flows - For the Six Months
     Ended June 30, 1995 and 1994                           5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 8

     Item 2.   Management's Discussion and
               Analysis of Results of Operations
               and Financial Condition                      9 - 12

Part II - Other Information:

     Item 4.   Submission of Matters to a Vote of
               Security Holders                             13

     Item 6.   Exhibits and Reports on Form 8-K             13

     Signature Page                                         14

Part 1 - Financial Information

Item 1 - Financial Statements

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
             AT JUNE 30, 1995 (Unaudited) and DECEMBER 31, 1994
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                               June 30,   December 31,
         ASSETS                                  1995         1994
Current Assets:
   Cash and cash equivalents                   $  3,801     $  6,837
   Accounts Receivable, less allowances of
      $509 and $604                              17,083       15,214
   Inventories - Note 1                          20,640       17,893
   Other current assets                           2,756        3,065
   Current assets of division held for sale -
      Note 2                                      1,246        1,185
   Deferred income taxes                          5,433        5,418
         TOTAL CURRENT ASSETS                    50,959       49,612
Property, Plant and Equipment - at cost, less
   accumulated depreciation and amortization
   of $32,942 and $32,454                         3,641        3,472
Equity Investment in CTS Corporation - Note 3    72,196       69,291
Other Assets                                      2,047        1,719
Deferred Income Taxes                                             83
         TOTAL ASSETS                          $128,843     $124,177

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current installments of long-term debt      $    106     $    126
   Accounts payable                               5,844        4,454
   Accrued expenses and sundry liabilities       15,600       15,648
   Federal income taxes payable                   2,546        2,006
         TOTAL CURRENT LIABILITIES               24,096       22,234
Long-term Debt                                      436          401
Other Liabilities                                 1,641        1,817
Deferred Income Taxes                               842
         TOTAL LIABILITIES                       27,015       24,452

Contingencies - Note 6

Stockholders' Equity:
   Preferred stock, par value $1 per share --
    authorized 894,000 shares - none issued
   Series A Participating Preferred Stock, par
    value $1 per share - authorized 106,000
    shares - none issued
   Stockholders' equity - see accompanying
    statement                                   101,828       99,725
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $128,843     $124,177

See accompanying notes to condensed consolidated financial statements.


                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED June 30, 1995 AND 1994
                        (DOLLAR AMOUNTS IN THOUSANDS,
                           EXCEPT PER SHARE DATA)
                                  Unaudited

                                        For the three months For the six months
                                            ended June 30,      ended June 30,
                                            1995      1994      1995      1994

Net sales                                 $27,501   $23,998   $52,620   $46,714

Cost of sales                              20,293    17,309    38,857    33,998

Gross profit                                7,208     6,689    13,763    12,716
Selling, general and administrative
   expenses                                 6,368     5,883    12,706    11,634
                                              840       806     1,057     1,082

Other income, net - Note 4                    109       201       343       251
Provision for division held for sale -
   Note 2                                    (360)               (360)
Income from continuing operations before
   items shown below                          589     1,007     1,040     1,333

Provision for income taxes - Note 5           204       375       374       488
Income from continuing operations before
   equity in CTS Corporation                  385       632       666       845

Income from equity investment in CTS
   Corporation                              1,200     1,101     2,002     1,821

Income from continuing operations           1,585     1,733     2,668     2,666

Income from discontinued operation, net
   of income tax charge of $2,022 - Note 2            3,334               3,334

Net income                                 $ 1,585  $ 5,067   $ 2,668   $ 6,000

Weighted average number of common and
   common equivalent shares outstanding 3,839,622 3,880,117 3,843,082 3,882,964

Income per common share:
   Continuing operations                   $   .41  $   .45   $   .69   $   .69
   Discontinued operation                               .86                 .86

   Net income                              $   .41  $  1.31   $   .69   $  1.55


Dividends per common share                      -        -    $   .10   $   .10


See accompanying notes to condensed consolidated financial statements.


                                     -3-

                                 DYNAMICS CORPORATION OF AMERICA
                                        AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (DOLLAR AMOUNTS IN THOUSANDS)
                                            Unaudited

                                      Common Stock
                                (Authorized 10,000,000
                              voting shares and 600,000
                                 non-voting shares)     Paid-in                                Total
                                    Shares             Additional   Retained    Deferred   Stockholders'
                                 Outstanding* Par Value  Capital    Earnings  Compensation     Equity

Balance at December 31, 1994        3,846,677      $385   $11,698    $88,133     $(491)       $99,725

Shares issued and issuable
  from treasury pursuant to
  benefit plans                           283                  13                                  13

Shares acquired for
  treasury and pursuant to
  benefit plans                       (12,959)       (1)      (69)      (233)                    (303)

Amortization of deferred
  compensation and related
  tax credit                                                   34                    76           110

Net income                                                             2,668                    2,668

Cash dividends                                                          (385)                    (385)

Balance at June 30, 1995            3,834,001      $384   $11,676    $90,183      $(415)     $101,828

* Net of shares held in treasury at $.10 par value per share (3,341,160 voting shares at June 30, 1995 and 3,328,484 voting shares at December 31, 1994).  The cumulative cost of treasury shares held at June 30, 1995 amounted to approximately $35,200.  Includes non-voting shares outstanding of 4,592 at June 30, 1995.

See accompanying notes to condensed consolidated financial statements.



                         DYNAMICS CORPORATION OF AMERICA
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)
                                   Unaudited

                                                    June 30,     June 30,
                                                      1995         1994

Operating activities:
         Net income                                  $ 2,668       $6,000
         Adjustments to reconcile net income to net
          cash provided by (used in) operating
          activities:
           Depreciation and amortization                 553          553
           Deferred income taxes                         910          124
           Income from equity investment in CTS
            before income taxes                       (2,975)      (1,994)
           Dividends from CTS                            673          386
           Gain on sale of property                     (198)
           Increase in other assets                     (286)         (68)
           Decrease in other liabilities                (176)        (328)
           Issuance of Company common stock               13           14
           Other--net                                    110           47
           Changes in operating assets and liabilities:
            Accounts receivable                       (1,869)        (426)
            Inventory                                 (2,747)      (2,331)
            Other current assets                          31           90
            Accounts payable, accrued expenses and
             sundry liabilities                        1,342          664
            Federal income taxes payable                 540        1,741
           Increase in current assets of division held
            for sale                                     (61)        (337)

         Net cash provided by (used in) operating
            activities                                (1,472)       4,135

Investing activities:
         Purchases of CTS common stock                  (603)        (543)
         Purchases of property, plant and equipment     (627)        (342)
         Proceeds from note receivable                   476
         Other                                           (42)          24

         Net cash used in investing activities          (796)        (861)

Financing activities:
         Principal payments under capital lease
          obligations and mortgages                      (80)        (340)
         Purchases of treasury stock                    (303)        (723)
         Dividends paid                                 (385)        (389)

         Net cash used in financing activities          (768)      (1,452)

Increase (decrease) in cash and cash equivalents      (3,036)       1,822

Cash and cash equivalents at beginning of period       6,837        8,969

Cash and cash equivalents at end of period           $ 3,801      $10,791

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 1 - Inventories:

Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

Inventories are summarized as follows:

                                                    June 30,   December 31,
                                                       1995         1994
                                                         (in thousands)
Raw materials and supplies                           $ 8,118      $ 7,579
Work in process                                        8,024        6,791
Finished goods                                         4,498        3,391
                                                      20,640       17,761

Inventories subject to progress billings                              666
Progress billings                                                    (534)
                                                           0          132

                                                     $20,640      $17,893

Note 2 - Division Held for Sale - Fermont Division:

Income from discontinued operation for the three and six month periods ended June 30, 1994 reflects settlement of the preproduction portion of the equitable proposal of the Company's Fermont Division on a contract with the Government for the supply of 3KW generator sets.

On March 23, 1995, the Department of the Army notified Fermont that its 3KW contract with Fermont had been terminated completely, for the convenience of the Government. The Company is proceeding with the preparation of a proposal to the Government for compensation due Fermont as a result of this termination.

On July 17, 1995, the U.S. Army Aviation and Troop Command ("ATCOM") advised the Company that ATCOM had completed the reevaluation of its January 13, 1995 award to the Company's Fermont Division ("Fermont") of a $57.8 million contract to manufacture tactical quiet generator sets ("TQ Contract"), and has confirmed the award of the TQ Contract to Fermont and lifted the stop work order on the TQ Contract issued by ATCOM on April 25, 1995. The reevaluation by ATCOM had been ordered by the U.S. Army Materiel Command ("AMC") following AMC's determination that there was some merit to the protest filed by Libby Corporation ("Libby") with respect to the January 13, 1995 award of the TQ Contract. On July 20, 1995, Libby renewed its protest to the U.S. Government Accounting Office ("GAO") of the award of the TQ Contract to Fermont. Fermont has been advised by ATCOM that no stop work order will be issued as a result of the renewal by Libby of its protest and Fermont has resumed performance of the TQ Contract and is preparing for submission to ATCOM its claim for an equitable adjustment based on the delay occasioned by the stop work order.

The Company continues to believe that the TQ Contract has been properly awarded to Fermont and that there is no merit to Libby's protest to the GAO.

In the quarter ended June 30, 1995, the Company recorded a provision of $360,000 ($227,000, or $.06 per share, after taxes) for additional projected operating losses at Fermont in the ensuing twelve month period.


Note 3 - Equity Investment in CTS Corporation:

At June 30, 1995, the Company's holdings aggregated 2,242,100 shares of CTS common stock, increased from 2,222,100 shares at December 31, 1994, and the Company's percentage of equity ownership in CTS increased to 43.1% from 42.9%.

The market value of the Company's investment in CTS amounted to $68,384,000 at June 30, 1995 and $61,663,000 at December 31, 1994. The
market value at August 9, 1995 was $74,270,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS stock presently have no voting rights.

Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended July 2, 1995 follows:

                                         Three Months Ended   Six Months Ended
                                           July 2,  July 3,   July 2,   July 3,
                                             1995     1994     1995      1994
                                                      (in thousands)

        Net sales                          $76,413  $70,618  $152,391  $134,975

        Gross earnings                     $17,121  $15,633  $ 32,071  $ 29,760

        Net earnings                       $ 4,642  $ 3,889  $  7,898  $  6,379

        Certain reclassifications have been made by CTS for all years presented in their financial statements to conform to the classifications adopted by CTS in 1995.

Note 4 - Other Income, Net:
                                           Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                              1995     1994      1995     1994
                                                       (in thousands)
        Interest:
          Income                               $64     $ 46      $135     $ 98
          Expense                              (14)     (18)      (26)     (45)
                                                50       28       109       53

        Gain on sale of property and
           leasehold rights                    198                198
        Other, net                            (139)     173        36      198
                                              $109     $201      $343     $251


Note 5 - Provision for Income Taxes:

The effective tax rate for the three and six months ended June 30, 1995 and 1994 exceeds the Federal statutory rate primarily due to the effect of state income and franchise taxes, offset in part in the current year by state tax credits.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994

Sales increased $3,503,000 or 14.6%. Sales in the Electrical Appliances and Electronic Devices segment increased $695,000. Sales of heat dissipating devices, especially for computer microprocessors, and of frequency control devices, largely to suppliers to the telecommunications industry, showed gains of $1,485,000 and $896,000, respectively. Sales of electrical appliances, primarily specialty consumer products, declined $1,686,000. Sales in the Fabricated Metal Products and Equipment segment increased $66,000, as strong sales increases for door and systems products were offset by lower sales of commercial air products. Sales in the Power and Controlled Environmental Systems segment increased $2,742,000 primarily from higher shipments of power plant equipment to an export market and of custom mobile products, while sales of thermal products and relocatable medical shelters and trailers were lower.

Gross profit increased $519,000 but declined as a percentage of sales to 26.2% from 27.9%. Gross profit in the Electrical Appliances and Electronic Devices segment increased as a result of the higher sales of heat dissipating and frequency control devices. Reduced margins on electrical appliance sales were primarily responsible for the Company's gross profit percentage decline. Gross profit in the Fabricated Metal Products and Equipment segment decreased slightly as cost increases for materials were not completely recovered through selling price increases due to competitive pricing pressures. Gross profit in the Power and Controlled Environmental Systems segment increased with the increased power plant shipments.

Selling, general and administrative expenses increased $485,000 but declined as a percent of sales. Commission expense increased significantly, especially in the Power and Controlled Environmental Systems segment.

Other income (net) declined $92,000 despite a nonrecurring gain of $198,000 from the sale of excess property and leasehold rights recorded in the current quarter. Also included in other income (net) were costs in connection with an electric appliance recall and the value of inventory contributed to generate state income tax credits.

A charge of $360,000 ($227,000, or $.06 per share, after taxes) for additional projected operating losses of the Fermont division, a business held for sale, was recorded in the current period. The charge to income was necessitated in part by a stop work order issued by the U.S. Government in the quarter ended June 30, 1995 as a consequence of a rival bidder's protest of a contract award to Fermont. The stop work order was lifted in July and work on the contract has resumed.

The provision for income taxes declined $171,000 due principally to the $418,000 decrease in income before taxes. The income tax rate in the quarter ended June 30, 1995 decreased to 34.6% compared to 37.2% for the same period a year ago primarily due to the Company's ability to generate state income tax credits. The effective tax rates are higher than the federal statutory rate of 34% principally because of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $99,000 reflecting CTS' increase in quarterly net earnings and the Company's period-to-period increase in percentage of equity ownership to 43.1% from 38.0%, reduced by the provision for deferred income taxes on the Company's proportionate share of the undistributed earnings of CTS Corporation, which, except to a small extent, was not required in the prior year's quarter.

During the quarter ended June 30, 1994 the Company agreed to accept $6,450,000 from the Government in settlement of the preproduction portion of its proposed change order on a contract for 3KW generator sets to be manufactured by the Company's Fermont division, which contract has now been terminated by the Government for convenience. The settlement, net of related expenses and income taxes, amounting to $3,334,000, or $.86 per share, was reported as income from discontinued operations.


Results of Operations - Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

Sales increased $5,906,000 or 12.6%. Sales in the Electrical Appliances and Electronic Devices segment increased $1,755,000. Sales of heat dissipating devices, especially for computer microprocessors, and frequency control products, largely to suppliers to the telecommunications industry, showed gains of $3,811,000 and $1,231,000, respectively. Sales of electrical appliances, primarily specialty consumer products, declined $3,287,000. Sales in the Fabricated Metal Products and Equipment segment increased $173,000, as strong sales increases for door and systems products were offset significantly by lower sales of commercial air products. Sales in the Power and Controlled Environmental Systems segment increased $3,978,000 due to greater shipments of power plant equipment to an export market and of custom mobile products, while sales of thermal products and relocatable medical shelters and trailers were lower.

Gross profit increased $1,047,000 but declined as a percentage of sales to 26.2% from 27.2%. Gross profit in the Electrical Appliances and Electronic Devices segment increased from higher sales of heat dissipating and frequency control devices. Reduced margins on electrical appliance sales were a significant reason for the Company's gross profit percentage decline. Gross profit in the Fabricated Metal Products and Equipment segment increased slightly as improved product mix generated by increased door and systems product sales offset cost increases for materials that were not completely recovered through selling price increases due to competitive pricing pressures. Gross profit in the Power and Controlled Environmental segment increased primarily because of increased sales; however, gross profit as a percent of sales declined on power plant shipments, contributing to the decline in the Company's gross profit percentage.

Selling, general and administrative expenses increased $1,072,000 but declined as a percent of sales. Commission, insurance and professional services expenses registered significant increases.

Other income (net) increased $92,000, including a $198,000 gain on the sale of excess property and leasehold rights and $74,000 of income from a restructuring of the note receivable acquired in the 1992 sale of the Company's investment in Farmhand, Inc., offset by costs in connection with an electric appliance recall and the value of inventory contributed to generate state income tax credits.

A charge of $360,000 ($227,000 or $.06 per share, after taxes) for additional projected operating losses of the Fermont division, a business held for sale, was recorded in the current period. The charge to income was necessitated in part by a stop work order issued by the U.S. Government in the quarter ended June 30, 1995 as a consequence of a rival bidder's protest of a contract award to Fermont. The stop work order was lifted in July and work on the contract has resumed.

The provision for income taxes declined $114,000 due principally to the $293,000 decrease in income before taxes. The income tax rate for the six months ended June 30, 1995 decreased to 36.0% from 36.6% for the same period a year ago primarily due to the Company's ability to generate state income tax credits. The effective tax rates are higher than the federal statutory rate of 34% principally because of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $181,000 reflecting the increase in CTS' six month net earnings and the Company's period-to-period increase in percentage of equity ownership to 43.1% from 38.0%, reduced by the provision for deferred income taxes on the Company's proportionate share of the undistributed earnings of CTS Corporation, which, except to a small extent, was not required in the prior year's six months.

During the six months ended June 30, 1994 the Company agreed to accept $6,450,000 from the Government in settlement of the preproduction portion of its proposed change order on a contract for 3KW generator sets to be manufactured by the Company's Fermont division, which contract has now been terminated by the Government for convenience. The settlement, net of related expenses and income taxes, amounting to $3,334,000, or $.86 per share, was reported as income from discontinued operations.

Financial Condition

Cash and cash equivalents decreased $3,036,000 during the six months ended June 30, 1995. Cash of $1,472,000 was used in operating activities, principally to fund increases in accounts receivable and inventories. Cash of $796,000 was used in investing activities, primarily to purchase CTS common stock and to acquire production equipment, offset in part by payment in full of a note receivable. Cash of $768,000 was used in financing activities, principally to fund the Company's dividend payment and treasury stock purchases.

Cash at June 30, 1995 amounted to $3,801,000. During the six month period, the Company did not borrow under its $37,000,000 Revolving Credit Agreement or its $9,000,000 uncommitted line with its banks. The entire amount of these credit facilities is available for use by the Company.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures and payment of dividends. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $17,318,000 ($16,735,000 of ordinary income and $583,000 of capital gain income) to realize its deferred tax assets, which are $5,433,000 at June 30, 1995. Also, under applicable carryback provisions of the Internal Revenue Code, prior years' taxable income could be utilized to realize a substantial portion of the deferred tax assets.

With respect to the pending protest concerning the TQ Contract (see Note 2 - Division Held for Sale - Fermont Division in the Notes to the Condensed Consolidated Financial Statements), the Company believes that the TQ Contract was properly awarded to Fermont and expects that the U.S. Government Accounting Office will dismiss the protest of Libby Corporation.

With respect to environmental matters (see Note 6 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company incurred costs of $62,000 and $114,000 for managing hazardous substances or pollutants during the current three and six month periods, respectively, compared to $106,000 and $228,000 for the comparable prior year periods. Also, during the current year's first quarter, the Company had capital expenditures at the Company site in California of $17,000 to limit and/or monitor hazardous substances or pollutants. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to continue to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company. It is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of environmental matters.

With respect to the product recall by the Company's Waring Products Division (see Note 6 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the remaining impact on the Company's results of operations and cash flows is not expected to be significant.

Subsequent to the end of the quarter, a restructuring was announced and implemented at the Company's Waring Products Division, which will result in a charge of approximately $125,000 in the third quarter for severance and related costs, and payroll and fringe benefit savings of approximately $500,000 on an annualized basis.

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

        (a) On May 5, 1995, the Annual Meeting of Shareholders was held at Cole Auditorium, Greenwich Library, West Putnam Avenue and Dearfield Drive, Greenwich, Connecticut.

        (b) Four Class A directors were elected to serve until the Annual Meeting of Shareholders in 1997. The voting results were as follows:

                                        Votes        Votes
                Director                 For        Against
             Harold Cohan             3,536,583      47,584
             Frank A. Gunther         3,536,243      47,924
             Henry V. Kensing         3,510,035      74,132
             Andrew Lozyniak          3,509,930      74,237

             There were no abstentions in the directors' election.

        (c) The proposal relating to the selection of Ernst & Young LLP as independent auditors of the Company for the year 1995 was approved and ratified. Of the total number of votes cast, 3,530,115 were cast in favor of the proposal, 14,017 were cast against the proposal and 40,035 shares abstained.

        (d) The proposal submitted by a shareholder to require that all directors be elected annually and not by classes was disapproved by the shareholders. Of the total number of votes cast, 815,358 were cast in favor of the proposal, 2,202,994 were cast against the proposal, 51,615 shares abstained and 514,200 shares did not vote.

             Information included in the definitive proxy statement for the May 5, 1995 Annual Meeting of Shareholders is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K

        (b) On April 27, 1995, the Company reported on Form 8-K under Item 5, Other Events, that the U.S. Army Materiel Command had determined there was some merit to the protest filed by Libby Corporation with the U.S. Government Accounting Office on the award to the Company's Fermont Division of a $57.8 million contract to manufacture tactical quiet generator sets, and had directed a reevaluation of the award, and also that Fermont had been ordered to stop all work called for by that contract.

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







Date:        August 11, 1995