Form 10-Q
period 1995-09-30
DYNAMICS CORP OF AMERICA
filed 1995-11-13
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

                                     or

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

                    Yes         X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1995:

          Voting                             3,825,760

          Non-Voting                             4,066

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES

                                    INDEX

                                                       Page No.

Part I - Financial Information:

     Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -
     As of September 30, 1995 and December 31, 1994              2

     Condensed Consolidated Statements of
     Income - For the Three and Nine Months
     Ended September 30, 1995 and 1994                           3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Nine
     Months Ended September 30, 1995                             4

     Condensed Consolidated Statements of
     Cash Flows - For the Nine Months
     Ended September 30, 1995 and 1994                           5

     Notes to Condensed Consolidated Financial
     Statements                                                6 - 8

     Item 2.   Management's Discussion and
               Analysis of Results of Operations
               and Financial Condition                         9 - 12

Part II - Other Information:

     Item 6.   Exhibits and Reports on Form 8-K                 13

     Signature Page                                             14

Part 1 - Financial Information

Item 1 - Financial Statements

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
         AS OF SEPTEMBER 30, 1995 (Unaudited) AND DECEMBER 31, 1994
                        (DOLLAR AMOUNTS IN THOUSANDS)

                                                 September 30, December 31,
         ASSETS                                       1995         1994
Current Assets:
        Cash and cash equivalents                   $  1,206     $  6,837
        Accounts receivable, less allowances of $552
         and $604                                     19,015       15,214
        Inventories - Note 1                          22,508       17,893
        Other current assets                           2,643        3,065
        Current assets of division held for sale -
         Note 2                                          656        1,185
        Deferred income taxes                          5,493        5,418
         TOTAL CURRENT ASSETS                         51,521       49,612
Property, Plant and Equipment - at cost, less
        accumulated depreciation and amortization of
        $33,247 and $32,454                            3,561        3,472
Equity Investment in CTS Corporation - Note 3         73,466       69,291
Other Assets                                           2,432        1,719
Deferred Income Taxes                                                  83
         TOTAL ASSETS                               $130,980     $124,177

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Current installments of long-term debt      $     85     $    126
        Accounts payable                               6,739        4,454
        Accrued expenses and sundry liabilities       15,248       15,648
        Federal income taxes payable                   1,736        2,006
         TOTAL CURRENT LIABILITIES                    23,808       22,234
Long-term Debt                                           441          401
Other Liabilities                                      1,551        1,817
Deferred Income Taxes                                  1,330
         TOTAL LIABILITIES                            27,130       24,452

Contingencies - Note 6

Stockholders' Equity:
        Preferred stock, par value $1 per share --
         authorized 894,000 shares - none issued
        Series A Participating Preferred Stock, par
         value $1 per share - authorized 106,000
         shares - none issued
        Stockholders' equity - see accompanying
         statement                                   103,850       99,725
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $130,980     $124,177

See accompanying notes to condensed consolidated financial statements.

                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                        (DOLLAR AMOUNTS IN THOUSANDS,
                           EXCEPT PER SHARE DATA)
                                  Unaudited

                                       For the three months For the nine months
                                        ended September 30, ended September 30,
                                             1995     1994     1995     1994

Net sales                                  $30,077  $24,732  $82,697  $71,446

Cost of sales                               22,551   17,929   61,408   51,927

Gross profit                                 7,526    6,803   21,289   19,519
Selling, general and administrative
        expenses                             6,780    6,121   19,486   17,755
                                               746      682    1,803    1,764

Other income (expense), net - Note 4          (110)     127      233      378
Provision for division held for sale -
        Note 2                                                  (360)
Income from continuing operations before
        items shown below                      636      809    1,676    2,142

Income tax charge (benefit) - Note 5          (729)     295     (355)     783
Income from continuing operations before
        equity in CTS Corporation            1,365      514    2,031    1,359

Income from equity investment in CTS
        Corporation                          1,079      648    3,081    2,469

Income from continuing operations            2,444    1,162    5,112    3,828

Income from discontinued operation, net
        of income tax charge of $2,022 -                                3,334
        Note 2

Net income                                 $ 2,444  $ 1,162  $ 5,112  $ 7,162

Weighted average number of common and
        common equivalent shares
        outstanding                     3,837,119 3,878,527 3,841,071 3,881,468

Income per common share:
        Continuing operations              $   .64  $   .30  $  1.33  $   .99
        Discontinued operation                                            .86

        Net income                         $   .64  $   .30  $  1.33  $  1.85


Dividends per common share                 $   .10  $   .10  $   .20  $   .20


See accompanying notes to condensed consolidated financial statements.

                                   DYNAMICS CORPORATION OF AMERICA
                                           AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                    (DOLLAR AMOUNTS IN THOUSANDS)
                                              Unaudited
                                   Common Stock
                              (Authorized 10,000,000
                            voting shares and 600,000
                                non-voting shares)      Paid-in                              Total
                                  Shares              Additional Retained      Deferred  Stockholders'
                               Outstanding*  Par Value  Capital  Earnings   Compensation    Equity
Balance at December 31, 1994      3,846,677      $385   $11,698   $88,133       $(491)     $99,725

Shares issued and issuable
         from treasury pursuant to
         benefit plans                  461                  18                                 18

Shares acquired for
         treasury and pursuant to
         benefit plans              (16,420)       (2)     (125)     (259)                    (386)

Amortization of deferred
         compensation and related
         tax benefit                                         35                   114          149

Net income                                                          5,112                    5,112

Cash dividends                                                       (768)                    (768)

Balance at September 30, 1995     3,830,718      $383   $11,626   $92,218       $(377)    $103,850

* Net of shares held in treasury at $.10 par value per share (3,344,443 voting shares at September 30, 1995 and 3,328,484 voting shares at December 31, 1994).  The cumulative cost of treasury shares held at September 30, 1995 amounted to approximately $35,200.  Includes non-voting shares outstanding of 4,539 at September 30, 1995.

See accompanying notes to condensed consolidated financial statements.


                       DYNAMICS CORPORATION OF AMERICA
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                        (DOLLAR AMOUNTS IN THOUSANDS)
                                  Unaudited

                                                 September 30,  September 30,
                                                       1995         1994

Operating activities:
         Net income                                  $ 5,112       $7,162
         Adjustments to reconcile net income
          to net cash provided by (used in)
   operating activities:
           Depreciation and amortization                 885          867
           Deferred income taxes                       1,338          594
           Income from equity investment in
            CTS before income taxes                   (4,581)      (2,987)
           Dividends from CTS                          1,009          596
           Gain on sale of property                     (198)
           Increase in other assets                     (504)         (82)
           Decrease in other liabilities                (266)        (328)
           Issuance of Company common stock               18           19
           Other--net                                    149           87
           Changes in operating assets and liabilities:
            Accounts receivable                       (3,801)         315
            Inventory                                 (4,615)      (1,443)
            Other current assets                         (54)        (134)
            Accounts payable, accrued expenses
             and sundry liabilities                    1,885        2,085
            Federal income taxes payable                (270)           3
           Decrease (increase) in current assets of
            division held for sale                       529         (762)

         Net cash provided by (used in) operating
            activities                                (3,364)       5,992

Investing activities:
         Purchases of CTS common stock                  (603)      (5,007)
         Purchases of property, plant and equipment     (850)        (433)
         Purchases of property, plant and equipment
          for division held for sale                    (211)
         Proceeds from sale of property                  200
         Proceeds from note receivable                   476           24

         Net cash used in investing activities          (988)      (5,416)

Financing activities:
         Principal payments under capital
          lease obligations and mortgages               (125)        (400)
         Purchases of treasury stock                    (386)        (754)
         Dividends paid                                 (768)        (777)

         Net cash used in financing activities        (1,279)      (1,931)

Decrease in cash and cash equivalents                 (5,631)      (1,355)

Cash and cash equivalents at beginning of period       6,837        8,969

Cash and cash equivalents at end of period           $ 1,206      $ 7,614

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 1 - Inventories:

Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

     Inventories are summarized as follows:

                                         September 30, December 31,
                                              1995         1994
                                                (in thousands)

     Raw materials and supplies              $ 9,258      $ 7,579
     Work in process                           7,624        6,791
     Finished goods                            5,626        3,391
                                              22,508       17,761

     Inventories subject to progress billings                 666
     Progress billings                                       (534)
                                                -             132

                                             $22,508      $17,893


Note 2 - Division Held for Sale - Fermont Division:

Income from discontinued operation for the nine month period ended September 30, 1994 reflects settlement of the preproduction portion of the equitable proposal of the Company's Fermont Division on a contract with the Government for the supply of 3KW generator sets.

On March 23, 1995, the Department of the Army notified Fermont that its 3KW contract with Fermont had been terminated completely, for the convenience of the Government. In October 1995, the Company filed its proposal for compensation due Fermont from the Government as a result of this termination.

In August 1995, Libby Corporation withdrew its protest to the U.S. General Accounting Office with respect to the July 17, 1995 confirmation by the U.S. Army Aviation and Troop Command ("ATCOM") of ATCOM's January 13, 1995 award to Fermont of a $57.8 million contract to manufacture tactical quiet generator sets ("TQ Contract"). On September 30, 1995, ATCOM issued another order for generator sets under the TQ Contract, raising the sales value of the TQ Contract to approximately $68 million. Fermont is preparing its claim for an equitable adjustment based on the delay occasioned by the stop work order issued by the Government in connection with the protest of the original award of the TQ Contract.

The Company has continued its efforts to sell Fermont. In the quarter ended September 30, 1995, the Company determined to cease further bidding by Fermont pending sale of the operation or winding down of the division in the course of performing the TQ Contract; accordingly, a provision for additional projected operating losses at Fermont was not required.



Note 3 - Equity Investment in CTS Corporation:

At September 30, 1995, the Company's holdings aggregated 2,242,100 shares of CTS common stock, increased from 2,222,100 shares at December 31, 1994, and the Company's percentage of equity ownership in CTS increased to 43.1% from 42.9%. Subsequent to September 30, 1995, and through November 10, 1995, the Company purchased 61,000 additional CTS shares at a cost of $2,070,000, bringing the Company's aggregate holdings to 2,303,100 shares of CTS common stock, or 44.2%.

The market value of the Company's investment in CTS amounted to $69,505,000 at September 30, 1995 and $61,663,000 at December 31, 1994. The market value at November 10, 1995 was $80,033,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS stock presently have no voting rights.

Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended October 1, 1995 follows:

                             Three Months Ended   Nine Months Ended
                           October 1, October 2, October 1, October 2,
                                1995      1994      1995      1994
                                          (in thousands)

 Net sales                    $73,890   $65,950   $226,281  $200,925

 Gross earnings               $18,345   $15,100   $ 54,766   $47,849

 Net earnings                 $ 4,218   $ 3,031    $12,116   $ 9,410



Certain reclassifications have been made for all years presented in CTS' financial statements to conform to the classifications adopted by CTS in 1995.



Note 4 - Other Income (Expense), Net:
                               Three Months Ended Nine Months Ended
                                  September 30,     September 30,
                                 1995     1994      1995     1994
                                          (in thousands)
 Interest:
   Income                         $49      $74      $184     $172
   Expense                        (13)     (14)      (39)     (59)
                                   36       60       145      113

 Gain on sale of property and
  leasehold rights                                   198
 Staff reduction costs           (125)              (125)
 Other, net                       (21)      67        15      265
                                ($110)    $127      $233     $378

  Note 5 - Income Tax Charge (Benefit):

Included in net income for the three and nine month periods ended September 30, 1995 is an income tax benefit of $998,000, or $.26 per share, reflecting a favorable resolution of prior year tax matters. Exclusive of this tax benefit, the effective tax rate for the three and nine month periods ended September 30, 1995 and 1994 exceeds the Federal statutory rate primarily due to the effect of state income and franchise taxes, offset in part in the current nine month period by state tax credits.


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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

Sales increased $5,345,000, or 21.6%. Sales in the Electrical Appliances and Electronic Devices segment increased $2,319,000. Sales of heat dissipating devices, especially those for computer microprocessors, and of frequency control devices, largely to the telecommunications industry, registered gains of $1,596,000 and $780,000, respectively. Sales of electrical appliances were relatively unchanged, as sales declines for international and domestic consumer products were offset by increased sales of commercial products.
Sales in the Fabricated Metal Products and Equipment segment declined $170,000, as lower sales of commercial air products were partially offset by improved sales of systems products. Sales in the Power and Controlled Environmental Systems segment increased $3,196,000 primarily from higher export shipments of power plant equipment, and sales of custom mobile products increased slightly while sales of thermal products and relocatable medical shelters and trailers showed modest declines.

Gross profit increased $723,000 but declined as a percentage of sales to 25.0% from 27.5%. Gross profit in the Electrical Appliances and Electronic Devices segment increased as a result of higher sales of heat dissipating and frequency control devices. Gross profit declined on electrical appliances due to product mix. Gross profit decreased in the Fabricated Metal Products and Equipment segment due to manufacturing inefficiencies and increased factory costs at the Scranton facility. Gross profit improved in the Power and Controlled Environmental Systems segment due to the increased power plant export shipments.

Selling, general and administrative expenses increased $659,000 but declined as a percentage of sales. Expenses increased in all segments of business. Commission expense in the Power and Controlled Environmental Systems segment increased, particularly due to power plant equipment export sales. Selling expenses in the Fabricated Metal Products and Equipment segment increased due to higher staffing and increased promotion costs.

Other income (expense) in the current period reflected a net expense of $110,000 versus net income of $127,000 in the prior period. Staff reduction costs of $125,000 were recorded in the current period at the Company's Waring Products Division, where annualized payroll and related cost savings of approximately $500,000 will result from the reduction.

The current period included a net income tax benefit of $729,000 versus income tax expense of $295,000 in the prior period, resulting in a change period-to-period of $1,024,000. The benefit in the current period of $998,000, or $.26 per share, reflected a favorable resolution of prior year tax matters. Exclusive of this tax benefit, the income tax rate in the current period was 42.3%, compared to 36.5% for the same period a year ago. The effective tax rates are higher than the applicable Federal statutory rate of 34% principally because of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $431,000, reflecting the $1,187,000 increase in CTS' quarterly net earnings and the Company's period-to-period increase in percentage of equity ownership to 43.1% from 41.5%. The increase in the Company's share of net earnings was reduced by a higher provision for deferred income taxes on undistributed earnings of CTS.

Results of Operations - Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Sales increased $11,251,000, or 15.7%. Sales in the Electrical Appliances and Electronic Devices segment increased $4,074,000. Sales of heat dissipating devices, especially for computer microprocessors, and of frequency control devices, largely to the telecommunications industry, increased $5,407,000 and $2,011,000, respectively. Sales of electrical appliances decreased $3,344,000, as sales declines for domestic consumer products, primarily specialty products, and international products were partially offset by increased sales of commercial products. Sales in the Fabricated Metal Products and Equipment segment were relatively unchanged, as higher sales of door and systems products were offset by lower sales of commercial air products. Sales in the Power and Controlled Environmental Systems segment increased $7,174,000 due to greater shipments of power plant equipment for export and of custom mobile products, offset in part by lower sales of thermal products and relocatable medical shelters and trailers.

Gross profit increased $1,770,000 but declined as a percentage of sales to 25.7% from 27.3%. Gross profit in the Electrical Appliances and Electronic Devices segment increased from higher sales of frequency control and heat dissipating devices. Gross profit declined on electrical appliances due to sales volume declines and sales mix, including lower sales of higher margined specialty consumer products. Gross profit in the Fabricated Metal Products and Equipment segment declined due to manufacturing inefficiencies and increased factory costs at the Scranton facility. Gross profit in the Power and Controlled Environmental Systems segment increased primarily due to the increased power plant sales.

Selling, general and administrative expenses increased $1,731,000 but declined as a percentage of sales. Expenses increased in all segments of business. Commission expense in the Power and Controlled Environmental Systems segment increased, particularly due to power plant equipment export sales. Selling expenses in the Fabricated Metal Products and Equipment segment increased due to higher staffing and increased promotion costs.

Other income (net) decreased $145,000, as a $198,000 gain on the sale of excess property and leasehold rights and $74,000 of interest income from the restructuring of the note acquired in the 1992 sale of the Company's investment in Farmhand, Inc. were offset by charges of $125,000 for staff reduction costs at the Company's Waring Products Division, $118,000 for costs in connection with an electrical appliance recall and $125,000 representing the value of inventory contributed to generate state income tax credits.

A charge of $360,000 ($227,000, or $.06 per share, after taxes) for additional projected operating losses of the Fermont division, a business held for sale, was recorded during the quarter ended June 30, 1995. The charge to income was necessitated in part by a stop work order issued by the U.S. Government in April as a consequence of a rival bidder's protest of a contract award to Fermont. The stop work order was lifted in July and work on the contract has resumed.

The current period included a net income tax benefit of $355,000, versus income tax expense of $783,000 in the prior period, resulting in a change period-to-period of $1,138,000. The benefit in the current period of $998,000, or $.26 per share, reflected a favorable resolution of prior year tax matters. Exclusive of this tax benefit, the income tax rate in the current period was 38.4%, compared to 36.6% for the same period a year ago. The effective tax rates are higher than the applicable Federal statutory rate of 34% principally because of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $612,000, reflecting the $2,706,000 increase in CTS' nine month net earnings and the Company's period-to-period increase in percentage of equity ownership to 43.1% from 41.5%. The increase in net earnings was reduced by a higher provision for deferred income taxes on undistributed earnings of CTS.

In May 1994, the Company agreed to accept $6,450,000 from the Government in settlement of the preproduction portion of its proposed change order on a contract for 3KW generator sets to be manufactured by the Company's Fermont division, which contract has since been terminated by the Government for convenience. The settlement, net of related expenses and income taxes, amounted to $3,334,000, or $.86 per share, and was reported as income from discontinued operation.


Financial Condition

Cash and cash equivalents decreased $5,631,000 during the nine months ended September 30, 1995. Cash of $3,364,000 was used in operating activities, principally to fund increases in accounts receivable and inventories. Cash of $988,000 was used in investing activities, primarily to purchase CTS common stock and to acquire production equipment, offset in part by receipt of payment of a note and proceeds from a sale of excess property and leasehold rights. Cash of $1,279,000 was used in financing activities to fund the Company's dividend payment, treasury stock purchases, and principal payments under capital leases.

Cash at September 30, 1995 amounted to $1,206,000. During the nine month period, the Company did not borrow under its $37,000,000 Revolving Credit Agreement or its $9,000,000 uncommitted line with its banks. Subsequent to September 30, 1995, the Company has borrowed under its Revolving Credit Agreement for working capital requirements and presently has $34,000,000 available under the Agreement, in addition to the $9,000,000 uncommitted line.

Subsequent to September 30, 1995, and through November 10, 1995, the Company has purchased 61,000 additional shares of CTS common stock at a cost of $2,070,000, which raises the Company's percentage of equity ownership in CTS to 44.2%.

Subsequent to September 30, 1995, the Company disposed of current marketable securities having a cost basis of $604,000 for proceeds of $528,000. The realized loss of $76,000 had previously been provided for.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures, and payment of dividends and additional stock purchases, if any. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $15,616,000 to realize its deferred tax assets, which are $5,493,000 at September 30, 1995. Also, under applicable carryback provisions of the Internal Revenue Code, prior years' taxable income could be utilized to realize a substantial portion of the deferred tax assets.

With respect to the Company's Fermont Division (see Note 2 - Division Held for Sale - Fermont Division in the Notes to the Condensed Consolidated Financial Statements), Fermont has resumed performance of its $68 million TQ contract with the Government. The Company has continued its efforts to sell Fermont. During the quarter ended September 30, 1995, management determined to cease further bidding by Fermont pending sale of the operation or winding down of the division in the course of performing the TQ Contract.

With respect to environmental matters (see Note 6 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company incurred costs of $117,000 and $231,000 for managing hazardous substances or pollutants during the current three and nine month periods, respectively, compared to $110,000 and $338,000 for the comparable prior year periods. Also, during the current year's first quarter, the Company had capital expenditures at a Company site in California of $17,000 to limit and/or monitor hazardous substances or pollutants. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to continue to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company. It is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of environmental matters.

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

          (b)  On July 26, 1995, the Company reported on Form 8-K under
               Item 5, Other Events, that the U.S. Army Aviation and Troop Command ("ATCOM") advised the Company that ATCOM had completed the reevaluation of its January 13, 1995 award to the Company's Fermont Division ("Fermont") of a $57.8 million contract to manufacture tactical quiet generator sets ("TQ Contract"), and had confirmed the award of the TQ Contract to Fermont and lifted the stop work order on the contract issued by ATCOM on April 25, 1995. The reevaluation by ATCOM had been ordered by the U.S. Army Materiel Command ("AMC") following AMC's determination that there was some merit to the protest filed by Libby Corporation with respect to the January 13, 1995 award of the TQ Contract.

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







Date:     November 13, 1995