Form 10-K
period 1995-12-31
DYNAMICS CORP OF AMERICA
filed 1996-03-27
CIK 30819

SECURITIES and EXCHANGE COMMISSION

                                  WASHINGTON, DC 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1995

                          Commission file number 0-7304

                         DYNAMICS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

           NEW YORK                                                13-0579260
           --------                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

475 Steamboat Road, Greenwich, Connecticut                           06830-7197
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:   203-869-3211

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

     Title of Each Class                 Name of Each Exchange
     -------------------                 ---------------------
                                          on which Registered
                                         ---------------------
     Common Stock (Voting)
     $.10 Par Value                      New York Stock Exchange

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
                     Yes   X            No
                        ------            ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                      X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996:

                       Common Stock, $.10 Par Value--$92,920,000

The number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1996:

Common Stock, par value $.10 per share                     Shares
     Voting                                              3,812,118
     Non-Voting                                              3,843

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the year ended December 31, 1995 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 1996 are incorporated by reference into Part III of this Form 10-K.

                            Exhibits Index - Pages 18 and 19

                                     Part I


Item l.      Business

             A description of Dynamics Corporation of America ("DCA" or "Company") and financial information about industry segments on pages 23 and 24 of the annual report to security holders for the year ended December 31, 1995, and the classification of the Company's manufacturing divisions and subsidiary for industry segments, including a description of each, on the inside back cover of the annual report to security holders for the year ended December 31, 1995 are incorporated herein by reference.

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

Patents and Trademarks

             Although DCA owns or is licensed under a number of domestic and foreign patents and patent applications, management believes that no single patent or group of patents is material to the business as a whole. The trademarks Waring(R), Blendor(R), NuBlend(R), TouchBlend(TM), Acme Juicerator(R), Qualheim(TM), Anemostat(R), Multi-Vent(R), Anemotrak(R), Envirotrak(R), and Environ(R) are well recognized in their trading areas and signify desirable quality and value. These trademarks should be available for Company use as long as it desires.

Backlog

             The backlog of unfilled orders was approximately $22,564,000 at December 31, 1995 as compared with approximately $31,900,000 at December 31, 1994. Substantially all the orders are expected to be completed in 1996. The Power and Controlled Environmental Systems segment accounts for approximately 41% of the unfilled orders at December 31, 1995, and backlog continues to be significant when projecting future financial results of this segment of the Company's business.

Customers

             In general, the businesses engaged in by the Company are not dependent upon one or a few customers. The Company derived approximately 10.1% of its sales in 1995, in the Power and Controlled Environmental Systems segment, from a single customer for power plant applications in the Pacific Rim. The Company derived approximately 12% of its sales in 1993, in the Power and Controlled Environmental Systems segment, from a single contractor to the U.S. Government for custom mobile trailers. Neither the Company nor the Power and Controlled Environmental Systems segment are dependent on either of these customers. The remaining segments of the Company serve a broad base of customers who are predominantly commercial in nature.

Competition

             DCA normally experiences varying degrees of competition with respect to each of its segments and with respect to particular products within each segment.

             The electrical appliances produced by the Company's Waring Products Division experience keen competition in the consumer and commercial segments of the market. The Company's Waring Blendor(R), NuBlend(R), TouchBlend(TM), Acme Juicerator(R) and Qualheim(TM) trademarks are recognized names in their field.

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

Research and Development

             DCA engages in a variety of research and development programs throughout its divisions, the primary purposes of which are to improve existing products and processes, modify current products to extend their market life and expand markets by developing new products. Expenditures for Company sponsored research and development amounted to $1,714,000 in 1995, $1,664,000 in 1994 and $1,252,000 in 1993. A significant portion of each year's expenditures was incurred in the design and qualification testing of new and improved electrical appliances in the Electrical Appliances and Electronic Devices segment.

Environmental Matters

             The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site have agreed with the EPA to fund a feasibility study at the site and have sued the Company and other PRPs who have not agreed to share the costs. A property owner adjacent to the California site has sued the Company and others for allegedly causing contamination of their property. The Company incurred costs of $165,000 in 1995 to fund engineering studies and conduct investigations of, and to remove contaminants from, the California site and to pay related expenses. The Company has settled a lawsuit brought by a state environmental agency for response costs at a non-Company site in Pennsylvania, as to which the Company was earlier designated a PRP; and the Company has also been sued by certain of the PRPs who have agreed with the state agency to fund other past response costs at the Pennsylvania site, to recover a portion of those costs from the Company and other PRPs who have not agreed to participate in such funding. The Company is also a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in Pennsylvania.

             The amount of future environmental-related expenditures and the extent of insurance coverage is not determinable at this time and the Company is not in a position to estimate the loss or range of loss, if any, which may result from environmental-related matters. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, and emerging alternative remedial approaches, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including possible remediation, the extent of which is presently unknown, will not materially affect the financial position of the Company. However, it is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of these matters.

             In 1995 the Company expended or provided $695,000, including $165,000 for the California site and $415,000 for one of the Pennsylvania sites, to manage hazardous substances, to monitor pollutants, to test for contaminants, to provide for required removal activities and to settle the lawsuit for past response costs at one of the non-Company sites in Pennsylvania, a 75% increase in such costs over the prior year. Accruals for such matters at December 31, 1995 amounted to $565,000.

Number of Employees

             DCA employed 1,194 persons at December 31, 1995.

Foreign Operations

             The Company sells in foreign countries primarily through manufacturers' representatives and agents and does not have manufacturing operations abroad. Revenues from direct sales abroad represented approximately 21% of sales in 1995 and 15% in 1994. In addition, the Company receives revenue from licenses and technology transfers which amounted to $113,000 in 1995, $157,000 in 1994 and $1,207,000 in 1993. Included in the 1993 amount is income from an initial royalty of $1,000,000 under a technology transfer agreement with a customer in the Power and Controlled Environmental Systems segment; future royalty amounts from that customer are dependent upon future contract awards received by the customer.

Division Held for Sale

             The Company determined to discontinue operations at its Fermont division, a manufacturer of electrical power systems for government and commercial markets, effective as of September 30, 1991, and to put the division's assets and business up for sale. At the time the determination was made, Fermont was a party to a contract with the U.S. Government for the production of 3KW engine generator sets. The contract was subject to First Article approval of prototype 3KW units. In March 1995, the Government terminated the 3KW contract for the convenience of the Government and the Company has filed a claim for several million dollars as compensation for its costs and losses related to the termination.

             In July 1994, Fermont bid on a major new government generator set contract and decided to pursue other contracts. Accordingly, commencing on July 1, 1994, the division is no longer classified as a discontinued operation but as a business held for sale.

             In January 1995, Fermont was awarded a contract to manufacture tactical quiet (TQ) generator sets for the U.S. Army Aviation and Troop Command. The Government's initial delivery order issued with the award and subsequent additions call for delivery of gensets for an aggregate price of $69,000,000. Shipments are expected to begin in 1996 subject to First Article prototype testing and approval. Projected cash requirements for working capital and equipment, net of Government progress payments, are expected to approximate $5.0 million in 1996; however, Fermont expects to generate positive cash flow in the period of performance under the contract. (Notes 4 and 7 on pages 12 and 14 of the annual report to security holders for the year ended December 31, 1995 are incorporated herein by reference.)

Discontinued Operation

             In December, 1992 the Company sold its 33.3% interest in Farmhand Inc. for $1,700,000 in cash and a $500,000 long-term note. The entire principal balance of the renegotiated note of $476,000 was paid in 1995.

Investment in CTS Corporation

             At December 31, 1995, the Company's holdings of the common stock of CTS Corporation ("CTS") aggregated 2,303,100 shares. The Company's equity ownership in CTS represents 44.1% of the outstanding stock of CTS.

             The current CTS Board of Directors is comprised of five individuals including two directors who also are officers and directors of DCA. The Company's investment in CTS is accounted for under the equity method. CTS, whose shares are listed on the New York Stock Exchange, designs, manufactures and sells electronic components for the automotive, communications equipment, data processing, defense and aerospace, instruments and controls, and consumer electronic markets. CTS is headquartered in Elkhart, Indiana and operates manufacturing plants in the U.S. and abroad, primarily in a single business segment, electronic components and subsystems, in worldwide markets. (Note 6 on page 14 of the Company's annual report to security holders for the year ended December 31, 1995 is incorporated herein by reference.)

Item 2.      Properties

The following is a summary by industry segment of the properties occupied by the Company.

                                           Square
Division       Location                      Feet           Type            Occupancy
--------       --------                    ------         -------           ---------
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

               McConnellsburg, PA            74,000       Modern 1          Fee ownership
                                                          story

               Winsted, CT                   55,000       Multi-story       Fee ownership


I.E.R.C.       Burbank, CA                   37,000       2 Modern          Lease expiring
                                                          bldgs.; 4         1/31/2000
                                                          stories &
                                                          1 story

               Burbank, CA                   21,000       3 Modern          Fee ownership
                                                          bldgs.; one
                                                          2 stories &
                                                          two 1 story

Reeves-        Carlisle, PA                  94,000       Modern 1          Lease expiring
Hoffman                                                   story             2/28/99


Fabricated Metal Products and Equipment:
----------------------------------------
Anemostat      Scranton, PA                 270,000       Modern 1          Fee ownership
Products                                                  story

               Carson, CA                    76,000       Modern 1          Lease expiring
                                                          story             10/31/2007


                                           Square
Division       Location                      Feet      Type        Occupancy
--------       --------                    ------    -------       ---------
Power and Controlled Environmental Systems:
-------------------------------------------
Ellis &        Cincinnati, OH               147,900  1 Modern      Fee ownership
Watts                                                bldg.; 1
                                                     story mfg.
                                                     & 2 stories
                                                     offices





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

Properties Held for Sale:
-------------------------
The following property, which continues to be occupied and operated by the Fermont Division, is held for sale in connection with the sale of the Fermont business.


      Bridgeport, CT                97,000       2 Modern          Fee Ownership
                                                 bldgs.; 2
                                                 stories &
                                                 1 story

Item 3.      Legal Proceedings

             With respect to claims and actions against the Company, including environmental matters, it is the opinion of Management that they will have no material effect on the financial position of the Company.

Item 4.      Submission of Matters to a Vote of Security Holders

             Not applicable


Executive Officers of the Registrant


     Name                         Age                   Office
     ----                         ---                   ------
Andrew Lozyniak                   64            Chairman of the Board and
                                                President

Henry V. Kensing                  62            Vice President, General
                                                Counsel and Secretary

Patrick J. Dorme                  60            Vice President-Finance and
                                                Chief Financial Officer

Richard E. Smith                  47            Treasurer


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

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

             Range of Stock Prices and Dividend Information on page 24 of the annual report to security holders for the year ended December 31, 1995 is incorporated herein by reference.

Item 6.      Selected Financial Data

             Selected Financial Data on page 22 of the annual report to security holders for the year ended December 31, 1995 is incorporated herein by reference.

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 4 through 6 of the annual report to security holders for the year ended December 31, 1995 is incorporated herein by reference.

Item 8.      Financial Statements and Supplementary Data

             The following consolidated financial statements of the registrant and its subsidiaries are included in the annual report to security holders for the year ended December 31, 1995 and are incorporated herein by reference.

                                                               Page(s) in the
                                                               Annual Report
                                                               --------------
             Consolidated Balance Sheets--As of
             December 31, 1995 and 1994                               7

             Consolidated Statements of Income--For
             the Years Ended December 31, 1995, 1994
             and 1993                                                 8

             Consolidated Statements of Stockholders'
             Equity--For the Years Ended December 31,
             1995, 1994 and 1993                                      9

             Consolidated Statements of Cash Flows--For
             the Years Ended December 31, 1995, 1994
             and 1993                                                10

             Notes to Consolidated Financial Statements           11-19

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

             Not applicable

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant

             Identification of directors of the registrant and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 1996, under caption "Election of Directors", and said information is incorporated herein by reference.

             Identification of executive officers of the registrant and information related thereto is included in Part I of this Form 10-K.

Item 11.     Executive Compensation

             Remuneration of directors and officers and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 1996, under the captions "Election of Directors", including information on the Stock Retirement Plan for Outside Directors, and under the captions "Executive Compensation", "Pension Benefits", "Savings and Investment Plan" and "1980 Restricted Stock and Cash Bonus Plan", and said information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

             Security ownership of management and of certain beneficial owners and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 1996, under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners", and said information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

             Transactions with management and others and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 3, 1996, under the caption "Transactions with Management and Others", and said information is incorporated herein by reference.

                                     Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on
               Form 8-K

(a)(1) The report of independent auditors and the following consolidated financial statements of the registrant and its subsidiaries included in the annual report to security holders for the year ended December 31, 1995 are incorporated by reference in Item 8 above:

               Consolidated Balance Sheets--
               As of December 31, 1995 and 1994

               Consolidated Statements of Income--
               For the Years Ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Stockholders' Equity--
               For the Years Ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows--
               For the Years Ended December 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements

(a)(2)
and(d) The following consolidated financial statement schedules of the registrant and its subsidiaries are included in this Form 10-K.

                                                                    Page(s)
                                                                    -------
               Schedule II--Valuation and Qualifying
                              Accounts--For the Years
                              Ended December 31, 1995,
                              1994 and 1993                        15-17

             The consolidated financial statements of CTS Corporation, the registrant's investment in which is accounted for by the equity method, are subject to the Rules and Regulations of the Securities and Exchange Commission and have been examined by Price Waterhouse, independent accountants for CTS Corporation. The following consolidated financial statement information and schedules concerning CTS Corporation, which are included in CTS Corporation's annual report on Form 10-K for the year ended December 31, 1995, certain consolidated financial statement schedules included in said Form 10-K and CTS Corporation's annual report to stockholders for 1995 attached to said Form 10-K as Exhibit 13 thereto (all of which are included as Exhibit 99 to this Form 10-K), are incorporated by reference herein.

                                                     Page(s) in CTS
                                                     Corporation's annual report
                                                     to stockholders for 1995
                                                     ---------------------------

      Consolidated Statements of Earnings --
        years ended December 31, 1995,
        1994 and 1993                                          12

      Consolidated Statements of Shareholders'
        Equity -- years ended December 31,
        1995, 1994 and 1993                                    13

      Consolidated Balance Sheets --
        December 31, 1995 and 1994                             14

      Consolidated Statements of Cash Flows--
        years ended December 31, 1995,
        1994 and 1993                                          15

      Notes to Consolidated Financial Statements            16-23

      Report of independent accountants                        24


                                                     Page(s) in CTS Corporation
                                                     annual report on Form 10-K
                                                     for the year ended
                                                     December 31, 1995
                                                     ---------------------------

      Report of independent accountants
        on financial statement schedule                      S-2

      Schedule II - Valuation and qualifying
        accounts                                             S-3

             The above financial statement information and schedules concerning CTS Corporation incorporated herein by reference were furnished to the registrant by CTS Corporation and were used by the registrant as the basis of recording registrant's net income from its equity investment in CTS Corporation, and the amounts of income included in registrant's financial statements are based solely on the aforesaid CTS Corporation financial statement information and schedules and report of Price Waterhouse, independent accountants for CTS Corporation.

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

    (b)      Reports on Form 8-K

             The Company filed a report on Form 8-K on December 29, 1995, stating that the Board of Directors of the Company at its December meeting had voted to extend the expiration date of the rights issued under the Company's 1986 Preferred Stock Purchase Rights Plan until February 14, 2006.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMICS CORPORATION OF AMERICA



/S/ Patrick J. Dorme                                          March 27, 1996
-------------------------------------------
         (Signature)
Patrick J. Dorme - Vice President-
Finance and Chief Financial Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ Andrew Lozyniak                                           March 27, 1996
--------------------------------------------
Andrew Lozyniak - Chairman of the Board
and President

/S/ Henry V. Kensing                                          March 27 1996
--------------------------------------------
Henry V. Kensing - Director, Vice President,
General Counsel and Secretary

/S/ Patrick J. Dorme                                          March 27, 1996
--------------------------------------------
Patrick J. Dorme - Director, Vice President-
Finance and Chief Financial Officer

/S/ Harold Cohan                                              March 27, 1996
--------------------------------------------
Harold Cohan - Director

/S/ Frank A. Gunther                                          March 27, 1996
--------------------------------------------
Frank A. Gunther - Director

/S/ Russell H. Knisel                                         March 27, 1996
--------------------------------------------
Russell H. Knisel - Director

/S/ Saul Sperber                                              March 27, 1996
---------------------------------------------
Saul Sperber - Director

/S/ M. Gregory Bohnsack                                       March 27, 1996
--------------------------------------------
M. Gregory Bohnsack - Corporate Controller
and Principal Accounting Officer

                         CONSENT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Dynamics Corporation of America



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Dynamics Corporation of America of our report dated February 27, 1996, included in the 1995 Annual Report to Stockholders of Dynamics Corporation of America.

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



Stamford, Connecticut
February 27, 1996

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1995

(in thousands)

Column A                     Column B       Column C      Column D      Column E
--------                     --------       --------      --------      --------

                                            Additions
                             Balance At     Charged To                 Balance
                             Beginning      Costs And                  At End
Description                  Of Period      Expenses      Deductions  Of Period

Valuation accounts deducted from assets to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities        $1,484         $  -0-        $1,484(a)     $  -0-
                             ======         ======        ======        ======

  Allowance for
    doubtful accounts        $  571         $  107        $  211(b)     $  467
                             ======         ======        ======        ======

  Allowance for cash
    discounts                $   33         $   66        $   82(c)     $   17
                             ======         ======        ======        ======


Reserves not shown
  elsewhere:

  Reserve for
    warranties               $  967         $1,054        $1,080(d)     $  941
                             ======         ======        ======        ======


Notes:


         (a)-- Reduction of reserve upon disposition of portfolio.

         (b)-- Bad debts, net of recoveries, written off against allowance provided therefor.

         (c)-- Discounts charged against allowance provided therefor.

         (d)-- Warranty costs incurred and charged against reserve provided therefor.

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1994

(in thousands)

Column A                     Column B       Column C      Column D     Column E
--------                     --------       --------      --------     --------

                                            Additions
                             Balance At     Charged To                 Balance
                             Beginning      Costs And                  At End
Description                  Of Period      Expenses      Deductions   Of Period
-----------                  ----------     ----------    ----------   ---------
Valuation accounts deducted from assets to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities        $1,428         $   56        $  -0-        $1,484
                             ======         ======        ======        ======

  Allowance for
    doubtful accounts        $  505         $   33        $  (33)(a)    $  571
                             ======         ======        ======        ======

  Allowance for cash
    discounts                $   26         $  138        $  131(b)     $   33
                             ======         ======        ======        ======


Reserves not shown
  elsewhere:

  Reserve for
    warranties               $1,182         $1,006        $1,221(c)     $  967
                             ======         ======        ======        ======


Notes:

         (a)-- Recoveries, net of amounts written off against allowance provided therefor.

         (b)-- Discounts charged against allowance provided therefor.

         (c)-- Warranty costs incurred and charged against reserve provided therefor.

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1993

(in thousands)

Column A                     Column B       Column C      Column D      Column E
--------                     --------       --------      --------      --------

                                            Additions
                             Balance At     Charged To                 Balance
                             Beginning      Costs And                  At End
Description                  Of Period      Expenses      Deductions   Of Period

Valuation accounts deducted from assets to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities        $1,607         $  -0-        $  179(a)     $1,428
                             ======         ======        ======        ======

  Allowance for
    doubtful accounts        $  571         $  113        $  179(b)     $  505
                             ======         ======        ======        ======

  Allowance for cash
    discounts                $   29         $   94        $   97(c)     $   26
                             ======         ======        ======        ======


Reserves not shown
  elsewhere:

  Reserve for
    warranties               $1,672         $  918        $1,408(d)     $1,182
                             ======         ======        ======        ======


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

               3. Incentive Performance Plan was included in the Exhibits of the registrant's Form 10-K Annual
                    Report for the year ended December 31, 1992.

               4. Executive Life Insurance Policies was included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1992.

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


                                                                           Page

Exhibit 4 - Instruments defining the rights of security holders:

               1. Letter dated January 17, 1996 from the (a) registrant to First National Bank of Boston extending to February 14, 2006 the expiration date of the rights issued pursuant to the rights agreement dated as of January 30, 1986 between the Company and First National Bank of Boston previously filed with the registrant's Form 10-Q Quarterly Report for the period ended March 31, 1986.

Exhibit 10 - Material Contracts:

               Management Compensatory Plans, Contracts and
                    Arrangements

               1.   Employment contracts dated February 1, 1996 with:

                    Andrew Lozyniak - Chairman of the Board and President    (a)

                    Patrick J. Dorme - Vice President-Finance
                          and Chief Financial Officer                        (a)

                          Henry V. Kensing - Vice President,
                          General Counsel and Secretary                      (a)

Exhibit 13 - Annual report to security holders for the
                     year ended December 31, 1995.                           (a)

Exhibit 23 - Consent of Independent Auditors                                  14

Exhibit 27 - Financial Data Schedule                                         (b)

                    Exhibit 99 - CTS Corporation annual report on Form 10-K
                    for the year ended December 31, 1995, (without
                    Exhibits except as noted), the Report of
                    Independent Accountants and the Financial Statement
                    Schedule II included in said Form 10-K, and CTS Corporation's annual report to stockholders for
                    1995 included in said Form 10-K as Exhibit 13
                    thereto.                                                 (c)

(a) Unnumbered and immediately following the final numbered page of this report.
(b)  Filed electronically only pursuant to regulations.
(c) Unnumbered and immediately following the registrant's annual report to security holders for the year ended December 31, 1995.