Form 10-Q
period 1996-03-31
DYNAMICS CORP OF AMERICA
filed 1996-05-14
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

                               or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
                                   -----------------    ----------------
Commission File Number:                         0-7304
                                   -------------------------------------

                   DYNAMICS CORPORATION OF AMERICA
- -------------------------------------------------------------------------

     (Exact name of registrant as specified in its charter)

                  NEW YORK                           13-0579260
- ------------------------------------------------  --------------

     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

475 Steamboat Road, Greenwich, Connecticut             06830-7197
- ------------------------------------------------------------------------

     (Address of principal executive offices)          (Zip Code)

                     (203) 869-3211
- -------------------------------------------------------------------------

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

                    Yes         X       No
                         --------------    -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1996:

          Voting                                  3,810,502

          Non-Voting                                  3,688

                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES

                              INDEX

                                                         Page No.
                                                         --------


Part I - Financial Information

     Item 1.   Financial Statements
               --------------------


     Condensed Consolidated Balance Sheets -
     As of March 31, 1996 and December 31, 1995             2

     Condensed Consolidated Statements of
     Income - For the Three Months
     Ended March 31, 1996 and 1995                          3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Three
     Months Ended March 31, 1996                            4

     Condensed Consolidated Statements of
     Cash Flows - For the Three Months
     Ended March 31, 1996 and 1995                          5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 8

     Item 2.   Management's Discussion and
               ---------------------------
               Analysis of Results of Operations
               ---------------------------------
               and Financial Condition                      9 - 10
               -----------------------


Part II - Other Information:

     Item 6.   Exhibits and Reports on Form 8-K             11
               --------------------------------


     Signature Page                                         12

Part 1 - Financial Information

Item 1 - Financial Statements
- -----------------------------


                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
       AT MARCH 31, 1996 (Unaudited) and DECEMBER 31, 1995
                  (DOLLAR AMOUNTS IN THOUSANDS)

                                        March 31, December 31,
  ASSETS                                  1996        1995
  ------                                --------  -----------
Current Assets:
 Cash and cash equivalents             $    277     $  1,767
 Accounts Receivable, less allowances of
  $488 and $484                          18,165       19,175
 Inventories - Note 1                    22,541       22,989
 Other current assets                     1,416        1,237
 Current assets of division held for sale -
   Note 2                                 3,727        1,191
 Deferred income taxes                    4,430        4,434
                                       --------     --------
  TOTAL CURRENT ASSETS                   50,556       50,793
Property, Plant and Equipment - at cost, less
 accumulated depreciation and amortization of
 $33,342 and $33,051                      3,510        3,603
Equity Investment in CTS Corporation -
 Note 3                                  78,562       77,180
Other Assets                              3,037        2,725
Deferred Income Taxes                       377
                                       --------     --------
  TOTAL ASSETS                         $136,042     $134,301
                                       ========     ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current Liabilities:
 Current installments of long-term debt$     59     $     63
 Accounts payable                         5,760        6,284
 Accrued expenses and sundry liabilities 14,922       14,616
 Federal income taxes payable               953          851
                                       --------     --------
  TOTAL CURRENT LIABILITIES              21,694       21,814
Long-term Debt - Note 4                   4,411        3,424
Other Liabilities                         1,645        1,605
Deferred Income Taxes                                  1,984
                                       --------     --------
  TOTAL LIABILITIES                      27,750       28,827

Contingencies - Note 7

Stockholders' Equity:
 Preferred stock, par value $1 per share --
  authorized 894,000 shares - none issued
 Series A Participating Preferred Stock, par
  value $1 per share - authorized 106,000
  shares - none issued
 Stockholders' equity - see accompanying
  statement                             108,292      105,474
                                       --------     --------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $136,042     $134,301
                                       ========     ========

See accompanying notes to condensed consolidated financial statements.

                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (DOLLAR AMOUNTS IN THOUSANDS,
                     EXCEPT PER SHARE DATA)
                            Unaudited


                                          For the three months
                                             ended March 31,
                                          -------------------
                                             1996      1995
                                            ------    ------
Net sales                                  $25,982   $25,119
Cost of sales                               20,682    18,564
                                           -------   -------
Gross profit                                 5,300     6,555
Selling, general and administrative
 expenses                                    6,370     6,338
                                           -------   -------
                                            (1,070)      217
Other income, net - Note 5                     117       234
                                           -------   -------
Income (loss) before items shown below        (953)      451

Income tax charge (benefit) - Note 6          (370)      170
                                           --------  -------
Income (loss) before equity in CTS
 Corporation                                  (583)      281
Income from equity investment in CTS
 Corporation, net of income tax charge
 (benefit) of $(2,332) and $383 - Note 3     4,060       802
                                           -------   -------

Net income                                 $ 3,477   $ 1,083
                                           =======   =======

Weighted average number of common and
  common equivalent shares outstanding   3,827,776 3,846,580
                                         ========= =========

Net income per common share                $   .91   $   .28
                                           =======   =======

Dividends per common share                 $   .10   $   .10
                                           =======   =======

See accompanying notes to condensed consolidated financial statements.

                             DYNAMICS CORPORATION OF AMERICA
                                     AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE THREE MONTHS ENDED MARCH 31, 1996
                              (DOLLAR AMOUNTS IN THOUSANDS)
                                        Unaudited
                          Common Stock
                      (Authorized 10,000,000
                    voting shares and 600,000
                         non-voting shares)
                     -------------------------
                                               Paid-in                            Total
                           Shares             Additional Retained   Deferred  Stockholders'
                       Outstanding* Par Value   Capital  Earnings Compensation     Equity
                       ------------ --------- ---------- -------- ------------ ------------
Balance at December 31,
 1995                     3,829,561      $383   $11,623   $93,807       $(339)    $105,474

Shares issued and issuable
 from treasury pursuant to
 benefit plans                                       10                                 10

Shares acquired for
 treasury and pursuant to
 benefit plans              (14,324)       (1)      (46)     (277)                    (324)

Amortization of deferred
 compensation                                                              38           38

Net income                                                  3,477                    3,477

Cash dividends                                               (383)                    (383)
                          ---------      ----   -------   -------       -----     --------
Balance at March 31, 1996 3,815,237      $382   $11,587   $96,624       $(301)    $108,292
                          =========      ====   =======   =======       =====     ========

* Net of shares held in treasury at $.10 par value per share (3,359,924 voting shares at March 31, 1996 and 3,345,600 voting shares at December 31, 1995).  The cumulative cost of treasury shares held at March 31, 1996 amounted to approximately $35,600.  Includes non-voting shares outstanding of 3,695 at March 31, 1996.

See accompanying notes to condensed consolidated financial statements.

                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                  (DOLLAR AMOUNTS IN THOUSANDS)
                            Unaudited

                                           March 31, March 31,
                                             1996      1995
                                           --------  --------
Operating activities:
 Net income                                 $3,477    $1,083
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization               292       261
   Deferred income taxes                    (2,357)      368
   Income from equity investment in CTS
    before income taxes                     (1,728)   (1,185)
   Dividends from CTS                          346       336
   Decrease (increase) in other assets         108      (108)
   Issuance of Company common stock             10        13
   Other--net                                   78        38
   Changes in operating assets and liabilities:
    Accounts receivable                      1,010      (384)
    Inventories                                448    (1,880)
    Other current assets                      (179)     (131)
    Accounts payable, accrued expenses and
      sundry liabilities                      (218)    2,026
    Federal income taxes payable               102       442
    Increase in assets of division held for
     sale                                   (2,956)     (179)
                                            -------   ------
Net cash provided by (used in) operating
   activities                               (1,567)      700
                                            ------    ------

Investing activities:
 Purchases of CTS common stock                          (603)
 Purchases of property, plant and equipment   (199)     (324)
 Other                                                    14
                                            ------    ------
Net cash used in investing activities        (199)     (913)
                                            ------    ------

Financing activities:
 Principal payments under capital
  lease obligations                            (17)      (12)
 Borrowings under lines of credit            1,000
 Purchases of treasury stock                  (324)     (263)
 Dividends paid                               (383)     (385)
                                            ------    ------
Net cash provided by (used in) financing
   activities                                  276      (660)
                                            ------    ------

Decrease in cash and cash equivalents       (1,490)     (873)

Cash and cash equivalents at beginning of
  period                                     1,767     6,837
                                            ------    ------

Cash and cash equivalents at end of period  $  277    $5,964
                                            ======    ======

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
- ----------------------------------------------------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 1 - Inventories:

Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

Inventories are summarized as follows:

                                        March 31, December 31,
                                          1996       1995
                                        --------- ------------
                                            (in thousands)

Raw materials and supplies              $ 7,787      $ 8,772
Work in process                           8,495        7,354
Finished goods                            6,259        6,863
                                        -------      -------

                                        $22,541      $22,989
                                        =======      =======

Note 2 - Current Assets of Division Held for Sale:

Current assets of the Fermont division held for sale consist primarily of accounts receivable, inventories, and advances of $1,472,000 in the current period to a supplier related to accelerated engine purchases directed by the Government.

Note 3 - Equity Investment in CTS Corporation:

At March 31, 1996, the Company's holdings aggregated 2,303,100 shares of CTS Corporation common stock, unchanged from year-end, and the Company's percentage of equity ownership in CTS remained at 44.1%.

The market value of the Company's investment in CTS amounted to $88,381,000 at March 31, 1996 and $86,942,000 at December 31, 1995. The market value at May 13, 1996 was $101,336,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS common stock presently have no voting rights.

Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 follows:

                                             Three Months Ended
                                           ----------------------
                                             March 31, April 2,
                                               1996      1995
                                             --------  -------
                                               (in thousands)

 Net sales                                   $80,186   $75,978
                                             =======   =======

 Gross profit                                $19,799   $17,273
                                             =======   =======

 Net earnings                                 $4,414    $3,256
                                             =======   =======

The Company's proportionate share of CTS' first quarter earnings in accordance with the equity method of accounting reflects a change as of January 1, 1996 in the effective tax rate applied by the Company to its share of CTS' undistributed earnings. The Company has decided it is appropriate to change the effective tax rate applied to its share of CTS' income from the corporate tax rate to the lower rate applicable to dividends received, based on the substantially improved operating results of CTS and its continuing strong cash flow, as well as the increasing quarterly dividends declared by CTS. In response to these positive developments, along with the substantial increase in the market value of the Company's investment in CTS, the lower dividend received tax rate will now be utilized by the Company in reporting its share of CTS income. The effect of this change in the first quarter of 1996 was two-fold: the Company's proportionate share of CTS' first quarter income was $1,594,000, or $.42 per share, versus $.30 per share if the corporate tax rate had been used; and the Company increased reported income by $2,466,000, or $.64 per share, for the favorable adjustment to taxes previously provided at the corporate rate on the Company's cumulative share of CTS' undistributed earnings through January 1, 1996.

Note 4 - Long-Term Debt:

The Company borrowed an additional $1,000,000 under its Revolving Credit Agreement with banks during the quarter ended March 31, 1996.

Note 5 - Other Income, Net:

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                             1996      1995
                                            ------    ------
                                             (in thousands)
 Interest:
   Income                                   $ 9          $71
   Expense                                  (58)         (12)
                                            ---          ---
                                            (49)          59

 Other, net                                 166          175
                                           ----         ----
                                           $117         $234
                                           ====         ====

Note 6 - Income Tax Charge (Benefit):

The effective tax rates for the charges (benefits) for the three months ended March 31, 1996 and 1995 exceeded the Federal statutory rate due to the effect of state income taxes.

Note 7 - Contingencies:

The Company is a supplier to the United States Government under contracts and subcontracts on which there are cost allocation, cost allowability and compliance issues under examination by various agencies or departments of the Federal government. In the course of the resolution of these issues, the Company may be required to adjust certain prices or refund certain payments on its government contracts and subcontracts. The Company believes that any such price adjustments or refunds will not have a materially adverse effect on the financial position or results of operations of the Company.

The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site have agreed with the EPA to fund a feasibility study at the site and have sued the Company and other PRPs who have not agreed to share the costs. A property owner neighboring the Company site in California has sued the Company and others for allegedly causing contamination at the neighbor's property. In February 1996, the Company settled the past costs portion of a 1995 lawsuit by a state environmental agency to recover past and future response costs related to the cleanup of a non-Company site in Pennsylvania as to which the Company was earlier designated a PRP; and the Company has also been sued by certain of the PRPs who have agreed with the state agency to fund other past response costs at that site to recover a portion of those costs from the Company and other PRPs who have not agreed to participate in such funding. The Company is also a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in that state. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including remediation, the extent and cost of which are presently unknown, will not materially affect the financial position of the Company. However, it is possible, but unanticipated at this time, that future results of operations or cash flow could be materially affected by an unfavorable resolution of these matters.

With respect to other claims and actions against the Company, it is the opinion of Management that they will not have a material effect on the financial position of the Company.

Item 2.   Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

Results of Operations
- ---------------------

Sales increased $863,000 in the quarter ended March 31, 1996 compared to the same period a year ago. Sales in the Electrical Appliances and Electronic Devices segment increased $707,000; increases in sales of electrical appliances and oscillators were offset in part by a decline in sales of heat dissipating devices for computers, due to a slowdown in orders by computer manufacturers in response to a sluggish retail market. Sales in the Fabricated Metal Products and Equipment segment increased $631,000 due to sales improvements in all product lines. Sales in the Power and Controlled Environmental Systems segment declined $475,000, as declines in thermal, custom mobile and power plant product sales were partially offset by increased sales of transportable medical units.

Gross profit decreased $1,255,000 in the quarter ended March 31, 1996 compared to the same period a year ago, and declined as a percentage of sales to 20.4% from 26.1%. Gross profit in the Electrical Appliances and Electronic Devices segment decreased due to lower sales of higher-margined heat dissipating devices for computers and competitive pricing pressures on electrical appliances. Gross profit was significantly lower in the Fabricated Metal Products and Equipment segment despite the sales increase, primarily due to manufacturing inefficiencies at the Scranton, Pennsylvania plant. Gross profit was relatively unchanged in the Power and Controlled Environmental Systems segment due to product mix on the lower sales volume.

Selling, general and administrative expenses in the quarter ended March 31, 1996 were comparable to such expenses in the same period a year ago.

Other income decreased $117,000, due primarily to a decrease in interest income of $62,000 and an increase in interest expense of $46,000. The change in those items results from Company borrowings under its Revolving Credit Agreement in 1996, versus investment of excess funds in the first quarter of 1995.

The Company recorded an income tax benefit of $370,000, a 38.8% tax rate, for the current period, and an income tax expense of $170,000, a 37.7% tax rate, for the prior year period. The effective rate for both periods differed from the Federal statutory rate due to the effect of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $3,258,000, reflecting CTS' $1,158,000 increase in quarterly net earnings, the Company's period to period increase in percentage of equity ownership to 44.1% from 43.1% and a change in the effective tax rate applied by the Company to its share of CTS' undistributed earnings (see Note 3 - Equity Investment in CTS Corporation in the Notes to the Condensed Consolidated Financial Statements).

Financial Condition
- -------------------

Cash and cash equivalents decreased $1,490,000 during the three months ended March 31, 1996. Cash of $1,567,000 was used in operating activities, principally to fund increases in assets of the division held for sale, offset in part by decreases in accounts receivable and inventories. Cash of $199,000 was used in investing activities to acquire production equipment. Cash of $276,000 was provided by financing activities, as borrowings increased by $1,000,000 and the Company funded dividend payments and treasury stock purchases.

Cash at March 31, 1996 amounted to $277,000. During the three month period, the Company borrowed an additional $1,000,000 for working capital requirements under its $37,000,000 Revolving Credit Agreement with its banks, bringing the total borrowings to $4,000,000. The Company presently has $33,000,000 available under the Agreement, in addition to a $9,000,000 uncommitted line with a bank.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures and payment of dividends and additional stock purchases, if any. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $14,111,000 to realize its deferred tax assets, which are $4,807,000 at March 31, 1996. Also under applicable carryback provisions of the Internal Revenue Code, prior years' taxable income could be utilized to realize a substantial portion of the deferred tax assets.

With respect to environmental matters (see Note 7 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company incurred costs of $96,000 for managing hazardous substances or pollutants during the current three month period, compared to $52,000 for the comparable prior year period. Also, during the prior year's first quarter, the Company had capital expenditures at a Company site in California of $17,000 to limit and/or monitor hazardous substances or pollutants. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to continue to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company. It is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of environmental matters.

With respect to recently issued FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company anticipates no substantial impact on its financial position or results of operations upon adoption in 1996. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company expects no pro forma effect on net income and earnings per share under FASB Statement No. 123, "Accounting for Stock-Based Compensation."

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------


          (b) There were no reports on Form 8-K for the three months ended March 31, 1996.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              DYNAMICS CORPORATION OF AMERICA
                              -------------------------------

                                   (Registrant)



                              /s/      Patrick J. Dorme
                              -------------------------------

                                        (Signature)


                              Patrick J. Dorme
                              Vice President - Finance and
                                   Chief Financial Officer







Date:     May 14, 1996
          ------------