Form 10-Q
period 1996-06-30
DYNAMICS CORP OF AMERICA
filed 1996-08-13
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                               or

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

                    Yes         X       No
                         --------------    -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1996:

          Voting                             3,809,007

          Non-Voting                             3,679

                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES

                              INDEX

                                                         Page No.
                                                         --------


Part I - Financial Information:

     Item 1.   Financial Statements
               --------------------


     Condensed Consolidated Balance Sheets -
     As of June 30, 1996 and December 31, 1995              2

     Condensed Consolidated Statements of
     Income - For the Three and Six Months
     Ended June 30, 1996 and 1995                           3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Six
     Months Ended June 30, 1996                             4

     Condensed Consolidated Statements of
     Cash Flows - For the Six Months
     Ended June 30, 1996 and 1995                           5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 9

     Item 2.   Management's Discussion and
               ---------------------------
               Analysis of Results of Operations
               ---------------------------------
               and Financial Condition                      10 - 13
               -----------------------


Part II - Other Information:

     Item 4.   Submission of Matters to a Vote of
               ----------------------------------
               Security Holders                             14
               ----------------


     Item 6.   Exhibits and Reports on Form 8-K             14
               --------------------------------


     Signature Page                                         15

Part 1 - Financial Information
Item 1 - Financial Statements
- -----------------------------


                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
       AT JUNE 30, 1996 (Unaudited) and DECEMBER 31, 1995
                  (DOLLAR AMOUNTS IN THOUSANDS)

                                        June 30,  December 31,
  ASSETS                                  1996        1995
  ------                                --------  -----------

Current Assets:
 Cash and cash equivalents             $    704     $  1,767
 Accounts Receivable, less allowances of
  $645 and $613                          20,844       19,898
 Inventories - Note 1                    23,007       23,440
 Other current assets                     2,585        1,254
 Deferred income taxes                    4,619        4,434
                                       --------     --------

  TOTAL CURRENT ASSETS                   51,759       50,793
Property, Plant and Equipment - at cost,
  less accumulated depreciation and
  amortization of $36,280 and $36,048     4,844        4,164
Equity Investment in CTS Corporation -
   Note 2                                80,281       77,180
Other Assets                              2,090        2,164
Deferred Income Taxes                       243
                                       --------     --------

  TOTAL ASSETS                         $139,217     $134,301
                                       ========     ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

Current Liabilities:
 Current installments of long-term debt$     55     $     63
 Accounts payable                         6,494        6,284
 Accrued expenses and sundry liabilities 14,237       14,616
 Federal income taxes payable             1,277          851
                                       --------     --------

  TOTAL CURRENT LIABILITIES              22,063       21,814
Long-term Debt - Note 3                   5,148        3,424
Other Liabilities                         1,555        1,605
Deferred Income Taxes                                  1,984
                                       --------     --------

  TOTAL LIABILITIES                      28,766       28,827

Contingencies - Note 7

Stockholders' Equity:
 Preferred stock, par value $1 per share --
  authorized 894,000 shares - none issued
 Series A Participating Preferred Stock, par
  value $1 per share - authorized 106,000
  shares - none issued
 Stockholders' equity - see accompanying
  statement                             110,451      105,474
                                       --------     --------

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                              $139,217     $134,301
                                       ========     ========

See accompanying notes to condensed consolidated financial statements.

                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE AND SIX MONTHS ENDED June 30, 1996 AND 1995
                  (DOLLAR AMOUNTS IN THOUSANDS,
                     EXCEPT PER SHARE DATA)
                            Unaudited
                                    For the three months For the six months
                                       ended June 30,     ended June 30,
                                    -----------------  ------------------
                                     1996     1995         1996    1995
                                   -------  -------      -------  ------

Net sales                          $33,326  $28,750      $61,190  $54,560

Cost of sales                       26,798   21,721       49,587   41,192
                                   -------  -------      -------  -------


Gross profit                         6,528    7,029       11,603   13,368
Selling, general and administrative
 expenses                            6,027    6,561       12,583   13,124
                                   -------  -------      -------  -------

                                       501      468         (980)     244

Other income (expense), net - Note 4  (219)     109         (102)     345
                                    ------- -------      -------  -------

Income (loss) from continuing
 operations before items shown
 below                                 282      577       (1,082)     589

Income tax charge (benefit) - Note 5   117      215         (413)     220
                                    ------- -------      -------  -------

Income (loss) from continuing
 operations before equity in
 CTS Corporation                       165      362         (669)     369

Income from equity investment in CTS
 Corporation                         1,974    1,200        6,034    2,002
                                   -------  -------      -------  -------


Income from continuing operations    2,139    1,562        5,365    2,371

Reclassification of provision for
 Fermont disposition, net of taxes -
 Note 6                                          23          251      297
                                   -------  -------      -------  -------


Net income                         $ 2,139  $ 1,585      $ 5,616  $ 2,668
                                   =======  =======      =======  =======

Weighted average number of common
 and common equivalent shares
 outstanding                    3,819,080 3,839,622    3,823,427 3,843,082
                                ========= =========    ========= =========

Income per common share:
 Continuing operations            $   .56   $   .40      $  1.40  $   .61
 Reclassification of provision for
   Fermont disposition                          .01          .07      .08
                                  -------   -------      -------  -------


 Net income                       $   .56   $   .41      $  1.47  $   .69
                                  =======   =======      =======  =======

Dividends per common share           -         -         $   .10  $   .10
                                  =======   =======      =======  =======

See accompanying notes to condensed consolidated financial statements.

                             DYNAMICS CORPORATION OF AMERICA
                                     AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE SIX MONTHS ENDED JUNE 30, 1996
                              (DOLLAR AMOUNTS IN THOUSANDS)
                                        Unaudited
                          Common Stock
                      (Authorized 10,000,000
                    voting shares and 600,000
                         non-voting shares)
                     -------------------------
                                                Paid-in                            Total
                          Shares             Additional  Retained    Deferred  Stockholders'
                       Outstanding* Par Value   Capital  Earnings Compensation     Equity
                       ------------ --------- ---------- -------- ------------ ------------
Balance at December 31,
  1995                    3,829,561      $383   $11,623   $93,807       $(339)    $105,474

Shares issued and issuable
 from treasury pursuant to
 benefit plans                                       10                                 10

Shares acquired for
 treasury and pursuant to
 benefit plans              (16,017)       (2)      (85)     (278)                    (365)

Amortization of deferred
 compensation and related
 tax benefit                                         36                    63           99

Net income                                                  5,616                    5,616

Cash dividends                                               (383)                    (383)
                          ---------      ----   -------   -------       -----     --------

Balance at June 30, 1996  3,813,544      $381   $11,584   $98,762       $(276)    $110,451
                          =========      ====   =======   =======       =====     ========

* Net of shares held in treasury at $.10 par value per share (3,361,617 voting shares at June 30, 1996 and 3,345,600 voting shares at December 31, 1995).  The cumulative cost of treasury shares held at June 30, 1996 amounted to approximately $35,600.  Includes non-voting shares outstanding of 3,687 at June 30, 1996.

See accompanying notes to condensed consolidated financial statements.

                   DYNAMICS CORPORATION OF AMERICA
                           AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                    (DOLLAR AMOUNTS IN THOUSANDS)
                              Unaudited

                                             June 30,     June 30,
                                               1996         1995
                                            ---------    ---------

Operating activities:
 Net income                                  $ 5,616      $ 2,668
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                 637          557
   Deferred income taxes                      (2,412)         910
   Income from equity investment in CTS
    before income taxes                       (3,861)      (2,975)
   Dividends from CTS                            760          673
   Gain on sale of property                                  (198)
   Decrease (increase) in other assets            74         (290)
   Decrease in other liabilities                 (50)        (176)
   Issuance of Company common stock               10           13
   Other--net                                     99          110
   Changes in operating assets and liabilities:
    Accounts receivable                         (946)      (1,860)
    Inventory                                    433       (2,803)
    Other current assets                      (1,331)          17
    Accounts payable, accrued expenses and
     sundry liabilities                         (169)       1,342
    Federal income taxes payable                 426          540
                                             -------      -------
 Net cash used in operating activities          (714)      (1,472)
                                             -------      -------

Investing activities:
 Purchases of CTS common stock                               (603)
 Purchases of property, plant and equipment   (1,317)        (669)
 Proceeds from note receivable                                476
                                             -------      -------
Net cash used in investing activities        (1,317)        (796)
                                             -------      -------

Financing activities:
 Principal payments under capital lease
  obligations                                    (34)         (80)
 Borrowings under lines of credit              1,750
 Purchases of treasury stock                    (365)        (303)
 Dividends paid                                 (383)        (385)
                                             -------      -------
 Net cash (provided by) used in financing
   activities                                    968         (768)
                                             -------      -------

Decrease in cash and cash equivalents         (1,063)      (3,036)

Cash and cash equivalents at beginning of
  period                                       1,767        6,837
                                             -------      -------

Cash and cash equivalents at end of period   $   704      $ 3,801
                                             =======      =======

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
- ----------------------------------------------------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Financial statements for prior periods have been reclassified to include Fermont Division in the results of operations of the Company (see Note 6).

Note 1 - Inventories:

Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

Inventories are summarized as follows:

                                        June 30,  December 31,
                                          1996       1995
                                        --------- ------------

                                            (in thousands)

Raw materials and supplies              $ 7,720      $ 8,660
Work in process                           8,614        7,560
Finished goods                            6,106        6,863
                                        -------      -------

                                         22,440       23,083
                                        -------      -------

Inventories subject to progress billings    600        1,233
Progress billings                           (33)        (876)
                                        -------      -------

                                            567          357
                                        -------      -------

                                        $23,007      $23,440
                                        =======      =======

Note 2 - Equity Investment in CTS Corporation:

At June 30, 1996, the Company's holdings aggregated 2,303,100 shares of CTS Corporation common stock, unchanged from year-end, and the Company's percentage of equity ownership in CTS remained at 44.1%.

The market value of the Company's investment in CTS amounted to $108,246,000 at June 30, 1996 and $86,942,000 at December 31, 1995. The market value at August 9, 1996 was $96,154,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS common stock presently have no voting rights.

Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 follows:

                         Three Months Ended   Six Months Ended
                         ------------------  -------------------

                         June 30,  July 2,   June 30,  July 2,
                           1996      1995      1996      1995
                         --------  -------   --------  -------

                                     (in thousands)

 Net sales               $ 83,820  $ 76,413  $164,006  $152,391
                         ========  ========  ========  ========

 Gross profit            $ 21,874  $ 19,148  $ 41,673  $ 36,421
                         ========  ========  ========  ========

 Net earnings            $  5,340  $  4,642  $  9,754  $  7,898
                         ========  ========  ========  ========

The Company's proportionate share of CTS' earnings in accordance with the equity method of accounting reflects a change as of January 1, 1996 in the effective tax rate applied by the Company to its share of CTS' undistributed earnings.
The Company decided it is appropriate to change the rate applied to its share of CTS' income from the corporate tax rate to the lower rate applicable to dividends received, based on the substantially improved operating results of CTS and its continuing strong cash flow. With the new rate, the Company's reported share of CTS' net earnings for the three and six months ended June 30, 1996 increased by $528,000 ($.14 per share) and $3,430,000 ($.90 per share), respectively. Included in the six month increase is $2,466,000 for the favorable adjustment to taxes previously provided at the corporate rate on the Company's cumulative share of CTS' undistributed earnings through January 1, 1996.

Note 3 - Long-Term Debt:

The Company borrowed an additional $1,750,000 under its Revolving Credit Agreement with banks during the six months ended June 30, 1996.

Note 4 - Other Income (Expense), Net:

                         Three Months Ended  Six Months Ended
                             June 30,            June 30,
                         ------------------  -----------------
                          1996     1995       1996     1995
                          ----     ----       ----     ----

                                    (in thousands)
 Interest:
   Income                $   4     $ 64      $  13     $135
   Expense                 (69)     (14)      (127)     (26)

                         -----     ----      -----     ----
                           (65)      50       (114)     109

 Environmental costs      (200)               (200)
 Sale of property and
   leasehold rights                 198                 198
 Other, net                 46     (139)       212       38
                         -----     ----      -----     ----

                         $(219)    $109      $(102)    $345
                         =====     ====      =====     ====

Note 5 - Income Tax Charge (Benefit):

The effective tax rates for the three and six months ended June 30, 1996 and 1995 exceeded the Federal statutory rate due to the effect of state income taxes.

Note 6 - Reclassification of Provision for Fermont Disposition:

Results for the second quarter include the operations of the Fermont Division, which previously had been accounted for as a discontinued operation and a division held for sale. Although it continues to seek a buyer for this operation, the Company decided to bid on new contracts in addition to the $71.6 million contract previously awarded to Fermont by the government. Therefore, Fermont's operations have been reclassified in the Company's results of operations for prior periods.

Included in assets on the Consolidated Balance Sheet as of June 30, 1996 are current assets of Fermont totaling $4,578,000, consisting primarily of accounts receivable, inventories and advances to a supplier of $1,326,000 related to accelerated engine purchases directed by the Government, and noncurrent assets (property, plant and equipment) totaling $976,000.

Included in liabilities are current liabilities of Fermont totaling $808,000, consisting primarily of accounts payable, salaries, wages and benefits and taxes.

Fermont's sales for the three months ended June 30, 1996 and 1995 were $6,094,000 and $1,249,000, respectively, and its operating profit (loss) was $161,000 and $(372,000), respectively. Fermont's sales for the six months ended June 30, 1996 and 1995 were $7,976,000 and $1,940,000, respectively, and its operating loss was $(250,000) and $(813,000), respectively.

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

The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site have agreed with the EPA to fund a feasibility study at the site and have sued the Company and other PRPs who have not agreed to share the costs. The Company has elected to participate in the allocation of responsibility proceedings conducted by the PRP group formed in connection with the Superfund site in the vicinity of the California site; and the suit against the Company by a property owner neighboring the Company site for allegedly causing contamination at the neighbor's property has been discontinued pending the outcome of the allocation process. In February 1996, the Company settled the past costs portion of a 1995 lawsuit by a state environmental agency to recover past and future response costs related to the cleanup of a non-Company site in Pennsylvania as to which the Company was earlier designated a PRP; and the Company has also been sued by certain of the PRPs who have agreed with the state agency to fund other past response costs at that site to recover a portion of those costs from the Company and other PRPs who have not agreed to participate in such funding. The Company is also a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in that state. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including remediation, the extent and cost of which are presently unknown, will not materially affect the financial position of the Company. However, it is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of these matters.

With respect to other claims and actions against the Company, it is the opinion of Management that they will not have a material effect on the financial position of the Company.

Item 2.   Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

Results of Operations - Three Months Ended June 30, 1996 Compared to Three
- --------------------------------------------------------------------------
Months ended June 30, 1995
- --------------------------
Sales increased $4,576,000 or 15.9%. Sales in the Electrical Appliances and Electronic Devices segment decreased $428,000. Sales of heat dissipating devices, especially for computer microprocessors, and of frequency control devices declined $1,196,000 and $107,000, respectively. The sales decline for heat dissipating devices for computers is primarily attributable to an oversupply of parts by computer manufacturers. Sales of electrical appliances increased $875,000, due to sales gains in the commercial and international product lines. Sales in the Fabricated Metal Products and Equipment segment increased $508,000, due primarily to sales improvements in door and air products. Sales in the Power and Controlled Environmental Systems segment increased $4,496,000. Sales of engine generator sets increased $4,845,000, due primarily to First Article deliveries under a government contract. Sales declines for custom mobile, power plant and thermal products totaling $1,407,000 were partially offset by increased sales of $1,058,000 for transportable medical units.

Gross profit decreased $501,000 and declined as a percentage of sales to 19.6% from 24.4%. Gross profit in the Electrical Appliances and Electronic Devices segment decreased due to lower sales of higher-margined heat dissipating devices for computers, offset in part by increased volume of higher-margined commercial and international electrical appliance products. Gross profit declined in the Fabricated Metal Products and Equipment segment due to manufacturing inefficiencies at the Scranton, Pennsylvania plant. Gross profit increased in the Power and Controlled Environmental Systems segment, as improved fixed cost absorption on engine generator sets was offset by lower gross profit due to sales mix on thermal, custom mobile and power plant products and transportable medical units.

Selling, general and administrative expenses decreased $534,000, due to a reduction in performance-related incentive costs and advertising expenditures.

Other income (expense) was a net expense of $219,000 for the current quarter compared to income of $109,000 for the prior year's quarter, or an unfavorable variance of $328,000. Net interest income (expense) had an unfavorable variance of $115,000, as the Company had borrowings under its Revolving Credit Agreement in the current period versus investments of excess funds in the prior period. The Company recorded an expense of $200,000 in the current period to provide for estimated additional environmental costs associated with a Company site in California. A gain of $198,000 was recognized in the prior year's period from the sale of property and leasehold rights. Other miscellaneous items increased $185,000 over the prior year's quarter.

Income tax charges decreased $98,000 due principally to the $295,000 decline in income from continuing operations before equity accounting. The income tax rate increased to 41.5% for the current quarter from 37.3% for the prior period, due to revised estimates of taxable earnings and the effect of minimum state taxes in the current quarter. The effective rate for both periods differs from the Federal statutory rate due to the effect of state income taxes.

Income from the Company's equity investment in CTS Corporation ("CTS") increased $774,000, reflecting CTS' increase in quarterly net earnings, the Company's period to period increase in percentage of equity ownership to 44.1% from 43.1% and, most significantly, a change in the effective tax rate applied by the Company to its share of CTS' undistributed earnings (see Note 2 - Equity Investment in CTS Corporation in the Notes to the Condensed Consolidated Financial Statements), which resulted in a $528,000 increase in the Company's reported share of CTS' earnings in the current quarter.

Effective April 1, 1996, the Fermont Division's results of operations are included in the Company's results of operations (see Note 6 - Reclassification of Provision for Fermont Disposition in the Notes to the Condensed Consolidated Financial Statements). Reported results for prior periods have been reclassified, including a $23,000 reversal of a reserve for Fermont's disposition recorded in the prior year's quarter.

Results of Operations - Six Months Ended June 30, 1996 Compared to Six Months
- -----------------------------------------------------------------------------
Ended June 30, 1995
- -------------------


Sales increased $6,630,000 or 12.2%. Sales in the Electrical Appliances and Electronic Devices segment increased $279,000. Sales of electrical appliances increased $1,753,000, due primarily to sales improvements in the commercial product line. Sales of frequency control devices improved $354,000, due primarily to increases in oscillator sales. Sales of heat dissipating devices declined $1,828,000, principally attributable to an oversupply of parts by computer manufacturers. Sales in the Fabricated Metal Products and Equipment segment increased $1,139,000, due primarily to sales improvements in door and air products. Sales in the Power and Controlled Environmental Systems segment improved $5,212,000. Sales of engine generator sets increased $6,036,000, due largely to First Article deliveries under a government contract to manufacture generator sets. Sales declines of custom mobile, thermal and power plant products totaling $2,749,000 were partially offset by increased sales of $1,925,000 for transportable medical units.

Gross profit declined $1,765,000 and decreased as a percentage of sales to 19.0% from 24.5%. Gross profit in the Electrical Appliances and Electronic Devices segment decreased due to lower sales of higher-margined heat dissipating devices for computers, offset in part by improved sales of higher-margined commercial and international electrical appliance products. Gross profit declined in the Fabricated Metal Products and Equipment segment due to manufacturing inefficiencies at the Scranton, Pennsylvania plant. Gross profit increased in the Power and Controlled Environmental Systems segment, as improved fixed cost absorption on engine generator sets was offset by lower gross profit on lower overall sales of thermal, custom mobile and power plant products.

Selling, general and administrative expenses decreased $541,000, due to a reduction in performance-related incentive costs and advertising expenditures.

Other income (expense) was a net expense of $102,000 for the current period compared to income of $345,000 for the prior year's period, or an unfavorable variance of $447,000. Net interest income (expense) had an unfavorable variance of $223,000, as interest expense increased $101,000 due to borrowings under the Company's Revolving Credit Agreement and interest income declined $122,000 from the prior period, which included $74,000 of income from a note receivable. The Company recorded an expense of $200,000 in the current period to provide for the estimated additional environmental costs associated with a Company site in California. Other miscellaneous items increased $174,000 over the prior year's six month period.

An income tax benefit of $413,000 was recorded in the current period, a 38.2% tax rate, versus an income tax expense of $220,000 in the prior period, a 37.4% tax rate. The effective rate for both periods is higher than the Federal statutory rate due to the effect of state income taxes.

Income from the Company's equity investment in CTS increased $4,032,000, reflecting CTS' improvement in period to period net earnings, the Company's increase in percentage of equity ownership to 44.1% from 43.1% in the prior period, and, most significantly, a change in the effective tax rate applied by the Company to its share of CTS' undistributed earnings (see Note 2 - Equity Investment in CTS Corporation in the Notes to the Condensed Consolidated Financial Statements), which resulted in a $3,430,000 increase in the Company's reported share of CTS' six month earnings.

Effective April 1, 1996, the Fermont Division's results of operations are included in the Company's results of operations (see Note 6 - Reclassification of Provision for Fermont Disposition in the Notes to the Condensed Consolidated Financial Statements). Reported results for prior periods have been reclassified, including $251,000 and $297,000 reversals of a reserve for Fermont's disposition recorded for the six months ended June 30, 1996 and 1995, respectively.

Financial Condition
- -------------------

Cash and cash equivalents decreased $1,063,000 during the six months ended June 30, 1996. Cash of $714,000 was used in operating activities, principally to fund increases in other current assets and accounts receivable, offset in part by dividends from CTS and a decrease in inventories. Cash of $1,317,000 was used in investing activities to purchase equipment. Cash of $968,000 was provided by financing activities, as borrowings increased by $1,750,000 and the Company funded dividend payments and treasury stock purchases.

Cash at June 30, 1996 amounted to $704,000. During the six month period, the Company borrowed $1,750,000 for working capital requirements under its $37,000,000 Revolving Credit Agreement with its banks, bringing the total borrowings to $4,750,000. The Company presently has $32,250,000 available under the Agreement, in addition to a $9,000,000 uncommitted line with a bank.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures, payment of dividends and additional stock purchases, if any. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $14,015,000 to realize its deferred tax assets, which are $4,862,000 at June 30, 1996. Also under applicable carryback provisions of the Internal Revenue Code, prior years' taxable income could be utilized to realize a substantial portion of the deferred tax assets.

With respect to environmental matters (see Note 7 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company incurred costs of $325,000 and $426,000 for managing hazardous substances or pollutants during the current three and six month periods, including the $200,000 in Other Income (Expense) provided for estimated additional costs associated with participating in the allocation of responsibility proceeding conducted by a PRP group involved with a Company site in California. This compares to $72,000 and $124,000 for the comparable prior year three and six month periods. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to continue to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company. It is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of environmental matters.

The adoption of recently issued FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," had no impact on the Company's financial position or results of operations. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, there is no pro forma effect on net income and earnings per share under FASB Statement No. 123, "Accounting for Stock-Based Compensation."

Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


(a) On May 3, 1996, the Annual Meeting of Shareholders was held at Cole Auditorium, Greenwich Library, West Putnam Avenue and Dearfield Drive, Greenwich, Connecticut.

(b) Three Class B directors were elected to serve until the Annual Meeting of Shareholders in 1998. The voting results were as follows:

                                     Votes         Votes
                   Director           For         Withheld
               ----------------    ---------      --------

               Patrick J. Dorme    3,494,912       9,955
               Russell H. Knisel   3,494,683      10,184
               Saul Sperber        3,491,212      13,655

               There were no abstentions in the directors' election.

(c) The proposal relating to the selection of Ernst & Young LLP as independent auditors of the Company for the year 1996 was approved and ratified. Of the total number of votes cast, 3,498,533 were cast in favor of the proposal, 3,935 were cast against the proposal and 2,399 shares abstained.

     Information included in the definitive proxy statement for the May 3, 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
(b)  There were no reports on Form 8-K for the three months ended June 30, 1996.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DYNAMICS CORPORATION OF AMERICA
                              -------------------------------

                                   (Registrant)



                              /s/      Patrick J. Dorme
                              --------------------------------

                                        (Signature)


                              Patrick J. Dorme
                              Vice President - Finance and
                                   Chief Financial Officer



Date:     August 13, 1996
          ---------------