Form 10-Q
period 1996-09-30
DYNAMICS CORP OF AMERICA
filed 1996-11-13
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                               or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
                                   -----------------    ----------------
Commission File Number:                         0-7304
                                   -------------------------------------

                   DYNAMICS CORPORATION OF AMERICA
-------------------------------------------------------------------------

     (Exact name of registrant as specified in its charter)

                  NEW YORK                           13-0579260
------------------------------------------------  --------------

     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

475 Steamboat Road, Greenwich, Connecticut             06830-7197
------------------------------------------------------------------------

     (Address of principal executive offices)          (Zip Code)

                     (203) 869-3211
-------------------------------------------------------------------------

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

                    Yes         X       No
                         --------------    -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1996:

          Voting                             3,808,071

          Non-Voting                             3,653

                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES

                              INDEX

                                                          Page No.
                                                          --------


Part I - Financial Information:

     Item 1.   Financial Statements
               --------------------


     Condensed Consolidated Balance Sheets -
     As of September 30, 1996 and December 31, 1995         2

     Condensed Consolidated Statements of
     Income - For the Three and Nine Months
     Ended September 30, 1996 and 1995                      3

     Condensed Consolidated Statement of
     Stockholders' Equity - For the Nine
     Months Ended September 30, 1996                        4

     Condensed Consolidated Statements of
     Cash Flows - For the Nine Months
     Ended September 30, 1996 and 1995                      5

     Notes to Condensed Consolidated Financial
     Statements                                             6 - 9

     Item 2.   Management's Discussion and
               ---------------------------
               Analysis of Results of Operations
               ---------------------------------
               and Financial Condition                      10 - 13
               -----------------------


Part II - Other Information:

     Item 6.   Exhibits and Reports on Form 8-K             14
               --------------------------------


     Signature Page                                         15

Part 1 - Financial Information

Item 1 - Financial Statements
-----------------------------


                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
     AT SEPTEMBER 30, 1996 (Unaudited) and DECEMBER 31, 1995
                  (DOLLAR AMOUNTS IN THOUSANDS)

                                     September 30, December 31,
  ASSETS                                 1996          1995
  ------                             ------------  -----------

Current Assets:
 Cash and cash equivalents             $    979     $  1,767
 Accounts Receivable, less allowances of
  $658 and $613                          22,511       19,898
 Inventories - Note 1                    23,314       23,440
 Other current assets                     2,188        1,254
 Deferred income taxes                    4,447        4,434
                                       --------     --------

  TOTAL CURRENT ASSETS                   53,439       50,793
Property, Plant and Equipment - at cost,
   less accumulated depreciation and
   amortization of $36,609 and $36,048    5,064        4,164
Equity Investment in CTS Corporation -
  Note 2                                 81,877       77,180
Other Assets                              2,066        2,164
Deferred Income Taxes                       119
                                       --------     --------

  TOTAL ASSETS                         $142,565     $134,301
                                       ========     ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

Current Liabilities:
 Current installments of long-term debt$  1,051     $     63
 Accounts payable                         6,373        6,284
 Accrued expenses and sundry liabilities 14,853       14,616
 Federal income taxes payable             1,245          851
                                       --------     --------

  TOTAL CURRENT LIABILITIES              23,522       21,814
Long-term Debt - Note 3                   5,136        3,424
Other Liabilities                         1,615        1,605
Deferred Income Taxes                                  1,984
                                       --------     --------

  TOTAL LIABILITIES                      30,273       28,827

Contingencies - Note 7

Stockholders' Equity:
 Preferred stock, par value $1 per share --
  authorized 894,000 shares - none issued
 Series A Participating Preferred Stock, par
  value $1 per share - authorized 106,000
  shares - none issued
 Stockholders' equity - see accompanying
  statement                             112,292      105,474
                                       --------     --------

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                             $142,565     $134,301
                                       ========     ========

See accompanying notes to condensed consolidated financial statements.

                 DYNAMICS CORPORATION OF AMERICA
                        AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (DOLLAR AMOUNTS IN THOUSANDS,
                     EXCEPT PER SHARE DATA)
                            Unaudited
                                 For the three months For the nine months
                                  ended September 30, ended September 30,
                                 -------------------- -------------------

                                     1996     1995       1996      1995
                                   -------  -------    -------   ------

Net sales                          $35,008  $30,384    $96,198  $84,944

Cost of sales                       27,476   23,212     77,063   64,404
                                   -------  -------    -------  -------


Gross profit                         7,532    7,172     19,135   20,540
Selling, general and administrative
 expenses                            6,487    7,038     19,070   20,162
                                   -------  -------    -------  -------

                                     1,045      134         65      378

Other income (expense), net -
  Note 4                              (384)    (109)      (486)     236
                                    ------- -------    -------  -------

Income (loss) from continuing
   operations before items shown
   below                               661       25       (421)     614

Income tax charge (benefit) -
  Note 5                               291     (988)      (122)    (768)
                                    ------- -------    -------  -------

Income (loss) from continuing
   operations before equity in
   CTS Corporation                     370    1,013       (299)   1,382

Income from equity investment in CTS
 Corporation                         1,868    1,079      7,902    3,081
                                   -------  -------    -------  -------


Income from continuing operations    2,238    2,092      7,603    4,463

Reclassification of provision for
 Fermont disposition, net of taxes -
   Note 6                                       352        251      649
                                   -------  -------    -------  -------


Net income                         $ 2,238  $ 2,444    $ 7,854  $ 5,112
                                   =======  =======    =======  =======

Weighted average number of common
   and common equivalent shares
   outstanding                   3,817,784 3,837,119 3,821,532 3,841,071
                                 ========= ========= ========= =========

Income per common share:
 Continuing operations             $   .59  $   .55    $  1.99  $  1.16
 Reclassification of provision for
   Fermont disposition                          .09        .07      .17
                                   -------  -------    -------  -------

 Net income                        $   .59  $   .64    $  2.06  $  1.33
                                   =======  =======    =======  =======

Dividends per common share         $   .10  $   .10    $   .20  $   .20
                                   =======  =======    =======  =======

See accompanying notes to condensed consolidated financial statements.

                             DYNAMICS CORPORATION OF AMERICA
                                     AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                              (DOLLAR AMOUNTS IN THOUSANDS)
                                        Unaudited
                          Common Stock
                      (Authorized 10,000,000
                    voting shares and 600,000
                         non-voting shares)
                     -------------------------
                                               Paid-in                             Total
                           Shares            Additional  Retained   Deferred  Stockholders'
                       Outstanding* Par Value   Capital  Earnings Compensation     Equity
                       ------------ --------- ---------- -------- ------------ ------------
Balance at December 31,
  1995                    3,829,561      $383   $11,623   $93,807       $(339)    $105,474

Shares issued and issuable
 from treasury pursuant to
 benefit plans                                       11                                 11

Shares acquired for
 treasury and pursuant to
 benefit plans              (17,585)       (2)     (121)     (284)                    (407)

Amortization of deferred
 compensation and related
 tax benefit                                         37                    88          125

Net income                                                  7,854                    7,854

Cash dividends                                               (765)                    (765)
                          ---------      ----   -------   -------       -----     --------

Balance at September 30,
  1996                    3,811,976      $381   $11,550  $100,612       $(251)    $112,292
                          =========      ====   =======  ========       =====     ========

* Net of shares held in treasury at $.10 par value per share (3,363,185 voting shares at September 30, 1996 and 3,345,600 voting shares at December 31, 1995). The cumulative cost of treasury shares held at September 30, 1996 amounted to approximately $35,700. Includes non-voting shares outstanding of 3,653 at September 30, 1996.

See accompanying notes to condensed consolidated financial statements.

                   DYNAMICS CORPORATION OF AMERICA
                           AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (DOLLAR AMOUNTS IN THOUSANDS)
                              Unaudited
                                     September 30, September 30,
                                         1996         1995
                                     ------------- -------------

Operating activities:
 Net income                             $ 7,854       $5,112
 Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization          1,020          891
   Deferred income taxes                 (2,116)       1,338
   Income from equity investment in CTS
    before income taxes                  (5,872)      (4,581)
   Dividends from CTS                     1,175        1,009
   Gain on sale of property                             (198)
   Decrease (increase) in other assets       98         (510)
   Increase (decrease) in other liabilities  10         (266)
   Issuance of Company common stock          11           18
   Other--net                               125          149
   Changes in operating assets and
      liabilities:
    Accounts receivable                  (2,613)      (3,203)
    Inventory                               126       (4,666)
    Other current assets                   (934)         (72)
    Accounts payable, accrued expenses
     and sundry liabilities                 326        1,885
    Federal income taxes payable            394         (270)
                                        -------      -------

 Net cash used in operating activities     (396)      (3,364)
                                        -------      -------

Investing activities:
 Purchases of CTS common stock                          (603)
 Purchases of property, plant and
   equipment                             (1,920)      (1,061)
 Proceeds from sale of property                          200
 Proceeds from note receivable                           476
                                        -------      -------

 Net cash used in investing activities   (1,920)        (988)
                                       --------      -------

Financing activities:
 Principal payments under capital
  lease obligations                         (50)        (125)
 Borrowings under lines of credit         2,750
 Purchases of treasury stock               (407)        (386)
 Dividends paid                            (765)        (768)
                                        -------      -------

 Net cash provided by (used in)
  financing activities                    1,528       (1,279)
                                        -------      -------

Decrease in cash and cash equivalents      (788)      (5,631)

Cash and cash equivalents at beginning
  of period                               1,767        6,837
                                        -------      -------

Cash and cash equivalents at end of
  period                                $   979      $ 1,206
                                        =======      =======

See accompanying notes to condensed consolidated financial statements.
                                      -5-

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
        ----------------------------------------------------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Financial statements for prior periods have been reclassified to include Fermont Division in the results of operations of the Company (see Note 6).

Note 1 - Inventories:

Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

Inventories are summarized as follows:

                                      September 30, December 31,
                                          1996          1995
                                      ------------- -----------

                                            (in thousands)

Raw materials and supplies              $ 6,695      $ 8,660
Work in process                           9,676        7,560
Finished goods                            6,540        6,863
                                        -------      -------

                                         22,911       23,083
                                        -------      -------

Inventories subject to progress billings    885        1,233
Progress billings                          (482)        (876)
                                        -------      -------

                                            403          357
                                        -------      -------

                                        $23,314      $23,440
                                        =======      =======

Note 2 - Equity Investment in CTS Corporation:

At September 30, 1996, the Company's holdings aggregated 2,303,100 shares of CTS Corporation ("CTS") common stock, unchanged from year-end, and the Company's percentage of equity ownership in CTS remained at 44.1%.

The market value of the Company's investment in CTS amounted to $97,018,000 at September 30, 1996 and $86,942,000 at December 31, 1995. The market value at November 11, 1996 was $94,715,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS common stock presently have no voting rights.

Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 follows:

                          Three Months Ended       Nine Months Ended
                          ------------------       -----------------

                       September 29, October 1, September 29, October 1,
                           1996        1995         1996        1995
                         --------    --------     --------    --------

                                         (in thousands)

 Net sales               $ 76,457    $ 73,890     $240,463    $226,281
                         ========    ========     ========    ========

 Gross profit            $ 20,726    $ 18,345     $ 62,399    $ 54,766
                         ========    ========     ========    ========

 Net earnings            $  5,060    $  4,218     $ 14,814    $ 12,116
                         ========    ========     ========    ========

The Company's proportionate share of CTS' earnings in accordance with the equity method of accounting reflects a change as of January 1, 1996 in the effective tax rate applied by the Company to its share of CTS' undistributed earnings.
The Company decided it is appropriate to change the rate applied to its share of CTS' income from the corporate tax rate to the lower rate applicable to dividends received, based on the substantially improved operating results of CTS and its continuing strong cash flow. With the new rate, the Company's reported share of CTS' net earnings for the three and nine months ended September 30, 1996 increased by $493,000 ($.13 per share) and $3,923,000 ($1.03 per share), respectively. Included in the nine month increase is $2,466,000 for the favorable adjustment to taxes previously provided at the corporate rate on the Company's cumulative share of CTS' undistributed earnings through January 1, 1996.

Note 3 - Long-term Debt:

During the nine months ended September 30, 1996, the Company borrowed an additional $2,750,000 under its Revolving Credit Agreement with banks.

Note 4 - Other Income (Expense), Net:

                         Three Months Ended Nine Months Ended
                            September 30,      September 30,
                         ------------------ -----------------

                          1996      1995      1996     1995
                          ----      ----      ----     ----

                                    (in thousands)
 Interest:
   Income                $   4     $  49     $  17     $184
   Expense                 (88)      (13)     (215)     (39)
                           ---       ---      ----      ---

                           (84)       36      (198)     145

 Environmental response
   costs                  (320)               (520)
 Sale of property and
   leasehold rights                                     198
 Staff reduction costs              (125)              (125)
 Other, net                 20       (20)      232       18
                         -----     -----     -----     ----

                         $(384)    $(109)    $(486)    $236
                         =====     =====     =====     ====

Note 5 - Income Tax Charge (Benefit):

The effective tax rate for the three months ended September 30, 1996 exceeded the Federal statutory rate due to the effect of state income taxes. The effective tax benefit rate for the nine months ended September 30, 1996 is less than the Federal statutory benefit rate due to the effect of minimum state tax obligations. Included in net income for the three and nine months ended September 30, 1995 is an income tax benefit of $998,000, or $.26 per share, reflecting a favorable resolution of prior year tax matters. Exclusive of this tax benefit, the effective tax rate for such periods exceeds the Federal statutory rate due to the effect of state income taxes, offset in part in the nine month period by state tax credits.

Note 6 - Reclassification of Provision for Fermont Disposition:

Effective April 1, 1996, the Condensed Consolidated Statements of Income include the operations of the Fermont Division, which previously had been accounted for as a division held for sale. Although it continues to seek a buyer for this operation, the Company decided to bid on new contracts in addition to the now $82.1 million contract previously awarded to Fermont by the government. Therefore, Fermont's operations have been reclassified in the Company's results of operations for prior periods.

Included in assets on the Consolidated Balance Sheet as of September 30, 1996 are current assets of Fermont totaling $5,201,000, consisting primarily of accounts receivable, inventories, and advances to a supplier of $765,000 related to accelerated engine purchases directed by the Government, and noncurrent assets (property, plant and equipment) totaling $1,081,000.

Included in liabilities are current liabilities of Fermont totaling $1,588,000, consisting primarily of accounts payable, salaries, wages and benefits and taxes.

Fermont's sales for the three months ended September 30, 1996 and 1995 were $6,427,000 and $307,000, respectively, and its operating profit (loss) was $1,267,000 and $(612,000), respectively. Fermont's sales for the nine months ended September 30, 1996 and 1995 were $14,403,000 and $2,247,000, respectively, and its operating profit (loss) was $1,017,000 and $(1,425,000), respectively. Fermont's results included the settlement in September, 1996 of a government contract claim which increased sales revenue by $1,937,000 and operating profits by $1,386,000, net of amounts due to subcontractors and other costs.

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

The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site, having agreed with the EPA to fund a feasibility study at the site, sued the Company to recover a share of those costs, and in September a $287,000 judgment was entered against the Company in that suit. The Company has elected to participate in the allocation of responsibility proceedings conducted by the PRP group formed in connection with the Superfund site in the vicinity of the California site; and the suit against the Company by a property owner neighboring the Company site for allegedly causing contamination at the neighbor's property has been discontinued. In February 1996, the Company settled the past costs portion of a 1995 lawsuit by a state environmental agency to recover past and future response costs related to the cleanup of a non-Company site in Pennsylvania as to which the Company was earlier designated a PRP; and the Company has also been sued by certain of the PRPs who have agreed with the state agency to fund other past response costs at that site to recover a portion of those costs from the Company and other PRPs who have not agreed to participate in such funding. The Company is also a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in that state. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including remediation, the extent and cost of which are presently unknown, will not materially affect the financial position of the Company. However, it is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of these matters.

With respect to other claims and actions against the Company, it is the opinion of Management that they will not have a material effect on the financial position of the Company.

Item 2.   Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

          Results of Operations - Three Months Ended September 30, 1996 Compared
          ----------------------------------------------------------------------
          to Three Months Ended September 30, 1995
          ----------------------------------------


Sales increased $4,624,000 or 15.2%. Sales in the Electrical Appliances and Electronic Devices segment decreased $838,000. Sales of electrical appliances declined $577,000, due primarily to sales declines for consumer products which were partially offset by sales gains for commercial products. Sales of heat dissipating devices, especially for computer microprocessors, decreased $202,000, and sales of frequency control devices also declined modestly. Sales in the Fabricated Metal Products and Equipment segment increased $993,000, due to sales improvements in air and door products. Sales in the Power and Controlled Environmental Systems segment increased $4,469,000. Sales of engine generator sets improved by $6,120,000, due primarily to First Article deliveries under the $82.1 million government contract and sales revenue of $1,937,000 recorded as a result of the Company's settlement with the Government of its 3KW contract termination claim. A sharp sales decline for power plant products and a modest decline for custom mobile products were partially offset by sales increases for transportable medical units and thermal products.

Gross profit improved $360,000 but declined as a percentage of sales to 21.5% from 23.6%. Gross profit in the Electrical Appliances and Electronic Devices segment decreased due to lower sales of higher-margined heat dissipating devices for computers and increased overhead on frequency control devices. Gross profit decreased slightly on electrical appliances due to sales mix. Gross profit was unchanged in the Fabricated Metal Products and Equipment segment. Gross profit increased in the Power and Controlled Environmental Systems segment, due primarily to the Fermont 3KW contract termination settlement offset by unfavorable gross margins on power plant products.

Selling, general and administrative expenses decreased $551,000 due primarily to reductions in advertising expenditures, relocation costs and sales commissions.

Other expense, net increased $275,000, as net interest expense was $120,000 higher due to the Company borrowing under its Revolving Credit Agreement in the current period versus investing excess funds in the prior period. In addition, the Company recorded an expense of $320,000 in the current period to provide for environmental response costs, including a $287,000 judgment entered against the Company in a lawsuit by certain PRPs to recover feasibility study costs at a non-Company hazardous waste site in Connecticut. Staff reduction costs of $125,000 were recorded in the prior period at the Company's Waring Products Division.

Income tax expense of $291,000 was recorded in the current period versus a net income tax benefit of $988,000 in the prior period, which included a tax benefit of $998,000, or $.26 per share, recorded to reflect a favorable resolution of prior year tax matters. The effective tax rates were 44% for the current period and 40% for the prior period (exclusive of the tax benefit). The effective tax rates were higher than the applicable Federal statutory rate of 34% because of the effect of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $789,000, reflecting CTS' increase in quarterly net earnings, the Company's period to period increase in percentage of equity ownership to 44.1% from 43.1% and, most significantly, a change in the effective tax rate applied by the Company to its share of CTS' undistributed earnings. The change in the tax rate (see Note 2 - Equity Investment in CTS Corporation in the Notes to the Condensed Consolidated Financial Statements) resulted in a $493,000 increase in the Company's reported share of CTS' earnings in the current quarter.

Effective April 1, 1996, the Fermont Division's results of operations are included in the Company's results of operations (see Note 6 - Reclassification of Provision for Fermont Disposition in the Notes to the Condensed Consolidated Financial Statements). Reported results for prior periods have been reclassified, including a $352,000 reversal of a reserve for Fermont's disposition recorded in the prior period.

Results of Operations - Nine Months Ended September 30, 1996 Compared to Nine
-----------------------------------------------------------------------------
Months Ended September 30, 1995
-------------------------------


Sales increased $11,254,000 or 13.2%. Sales in the Electrical Appliances and Electronic Devices segment decreased $559,000. Sales of heat dissipating devices declined $2,030,000, due principally to reduced orders from computer manufacturers and the military, and startup delays in manufacturing new customer-designed products. Sales of electrical appliances increased $1,176,000, due primarily to sales improvements in the commercial product line, and sales of frequency control devices increased $295,000, as oscillator sales improved. Sales in the Fabricated Metal Products and Equipment segment increased $2,132,000 due to sales improvements in air and door products. Sales in the Power and Controlled Environmental Systems segment improved $9,681,000. Sales of engine generator sets increased $12,156,000 due to First Article deliveries under a government contract and sales revenue of $1,937,000 recorded as a result of the Company's settlement with the Government of its 3KW contract termination claim. Sales declines for power plant, custom mobile and thermal products totaling $5,511,000 were partially offset by increased sales of $3,036,000 for transportable medical units.

Gross profit declined $1,405,000 and as a percentage of sales to 19.9% from 24.2%. Gross profit in the Electrical Appliances and Electronic Devices segment decreased due to lower sales of higher-margined heat dissipating devices for computers, offset in part by improved sales of higher-margined commercial appliances. Gross profit declined in the Fabricated Metal Products and Equipment segment due to manufacturing inefficiencies at the Scranton, Pennsylvania plant. Gross profit increased in the Power and Controlled Environmental Systems segment due primarily to the 3KW contract termination settlement offset by unfavorable gross margins on power plant products.

Selling, general and administrative expenses decreased $1,092,000 due principally to reductions in advertising expenditures, performance-related incentive costs and relocation costs.

Other income (expense) was a net expense of $486,000 for the current period compared to income of $236,000 for the prior period. Net interest income (expense) had an unfavorable variance of $343,000, as interest expense increased $176,000 due to borrowings under the Company's Revolving Credit

Agreement and interest income declined $167,000 from the prior period, which included $74,000 of income from a note receivable. The Company recorded expenses of $520,000 in the current period to provide for environmental response costs, including a $287,000 judgment against the Company involving a non-Company site in Connecticut and $200,000 to provide for the Company's share of costs associated with a Company site in California. Other miscellaneous items increased income $214,000 over the prior period.

Income tax benefit decreased $646,000, as a tax benefit of $998,000, or $.26 per share, was recorded in the prior period, reflecting a favorable resolution of prior year tax matters. The effective tax rates were 29% for the current period and 37.5% for the prior period (exclusive of the tax benefit). The effective tax benefit rate for the current period was less than the Federal statutory rate of 34% due to the effect of minimum state tax obligations. The effective tax rate for the prior period exceeded the Federal statutory rate due to the effect of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $4,821,000, reflecting CTS' improvement in period to period net earnings, the Company's period to period increase in percentage of equity ownership to 44.1% from 43.1% and, most significantly, a change in the effective tax rate applied by the Company to its share of CTS' undistributed earnings. The change in tax rate (see Note 2 - Equity Investment in CTS Corporation in the Notes to the Condensed Consolidated Financial Statements) resulted in a $3,923,000 increase in the Company's reported share of CTS' nine month earnings.

Effective April 1, 1996, the Fermont Division's results of operations are included in the Company's results of operations (see Note 6 - Reclassification of Provision for Fermont Disposition in the Notes to the Condensed Consolidated Financial Statements). Reported results for prior periods have been reclassified, resulting in reversals of the reserve for Fermont's disposition of $251,000 and $649,000 for the nine months ended September 30, 1996 and 1995, respectively.

Financial Condition
-------------------

Cash and cash equivalents decreased $788,000 during the nine months ended September 30, 1996. Cash of $396,000 was used in operating activities, principally to fund increases in accounts receivable and other current assets, offset in part by dividends from CTS. Cash of $1,920,000 was used in investing activities to purchase equipment. Cash of $1,528,000 was provided by financing activities, as borrowings increased by $2,750,000 and the Company funded dividend payments and treasury stock purchases.

Cash at September 30, 1996 amounted to $979,000. During the nine month period, the Company borrowed $2,750,000 for working capital requirements under its $37,000,000 Revolving Credit Agreement with its banks, bringing the total borrowings to $5,750,000. Subsequent to September 30, the Company repaid $1,000,000 of its debt, and presently has $32,250,000 available under the Agreement, in addition to a $9,000,000 uncommitted line with a bank.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures, payment of dividends and additional stock purchases, if any. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $14,100,000 to realize its deferred tax assets, which are $4,566,000 at September 30, 1996. Also, under applicable carryback provisions of the Internal Revenue Code, prior years' taxable income could be utilized to realize a substantial portion of the deferred tax assets.

With respect to environmental matters (see Note 7 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company recorded costs of $433,000 and $859,000 for managing hazardous substances or pollutants during the current three and nine month periods, respectively (including $320,000 and $520,000 in Other Income (Expense) for environmental response costs), compared to $104,000 and $228,000 for the prior periods. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to continue to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company. It is possible, but unanticipated at this time, that future results of operations or cash flows could be materially affected by an unfavorable resolution of environmental matters.

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------


(b) There were no reports on Form 8-K for the three months ended September 30, 1996.

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


Date:     November 13, 1996
          -----------------