Form 10-K
period 1996-12-31
DYNAMICS CORP OF AMERICA
filed 1997-03-26
CIK 30819

SECURITIES and EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

                     Yes  X            No
                         ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                             X
                                                                           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997:

                    Common Stock, $.10 Par Value--$123,040,000

The number of shares outstanding of each of the registrant's classes of common stock, as of March 14, 1997:

Common Stock, par value $.10 per share                     Shares
     Voting                                              3,815,194
     Non-Voting                                              3,572

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to security holders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 2, 1997 are incorporated by reference into Part III of this Form 10-K.

                        Exhibits Index - Pages 19 and 20

                                     Part I


Item l.           Business
                  --------

                  A description of Dynamics Corporation of America ("DCA" or "Company") and financial information about industry segments on pages 22 and 23 of the annual report to security holders for the year ended December 31, 1996, and the classification of the Company's manufacturing divisions and subsidiary for industry segments, including a description of each, on page 24 of the annual report to security holders for the year ended December 31, 1996 are incorporated herein by reference.

                  Unless otherwise noted, the additional information required pursuant to this item which follows pertains to continuing operations of the Company, including the reclassified operations of the Fermont Division.

Sources and Availability of Raw Materials
-----------------------------------------

                  DCA is a user of steel, aluminum, copper, plastics and electronic components. Generally, these materials are available from many sources, domestic and offshore. Prices paid are competitive. Supplies are normally plentiful except during national emergencies, unusually prolonged basic industry strikes, or periods of accelerated demand for products exceeding industry capacity.

Patents and Trademarks
----------------------

                  Although DCA owns or is licensed under a number of domestic and foreign patents and patent applications, management believes that no single patent or group of patents is material to the business as a whole. The trademarks Waring(R), Blendor(R), NuBlend(R), TouchBlend(R), Acme Juicerator(R), Qualheim(TM), Anemostat(R), Multi-Vent(R), Anemotrak(R), Envirotrak(R), LoPro(TM), and Environ(R) are well recognized in their trading areas and signify desirable quality and value. These trademarks should be available for Company use as long as it desires.

Backlog
-------

                  The backlog of unfilled orders was approximately $85,167,000 at December 31, 1996 as compared with approximately $91,886,000 at December 31, 1995. Approximately 68% of the orders are expected to be completed in 1997. The Power and Controlled Environmental Systems segment accounts for approximately 84% of the unfilled orders at December 31, 1996, and backlog continues to be significant when projecting future revenues of this segment of the Company's business.

Customers
---------

In general, the businesses engaged in by the Company are not dependent upon one or a few customers, except that from 1994-1996 the Fermont Division classified in the Power and Controlled Environmental Systems segment derived substantially all its revenues from the U.S. Government under several contracts for the design, testing and production of engine generator sets. The Company's Fermont Division is substantially dependent on the U.S.

Government for future business. The remaining segments of the Company serve a broad base of customers who are predominantly commercial in nature.

Competition
-----------

                  DCA normally experiences varying degrees of competition with respect to each of its segments and with respect to particular products within each segment.

                  The electrical appliances produced by the Company's Waring Products Division experience keen competition in the consumer and commercial segments of the market. The Company's Waring Blendor(R), TouchBlend(R), Acme Juicerator(R) and Qualheim(TM) trademarks are recognized names in their field.

                  The Reeves-Hoffman Division encounters strong competition for the crystal products, oscillators and hermetic seal packages it sells due in large part to the multiplicity of suppliers in the industry. The same is true with respect to the heat dissipating devices sold by the Company's International Electronic Research Corporation subsidiary.

                  Anemostat's air distribution, systems and door products compete in a well supplied market with regard to quality, price and delivery. The Company's Anemostat(R) air diffusers and LoPro(TM) vision frames and louvers for fire-rated doors are recognized names in the industry. Sales of these products tend to follow the expansion and contraction of the commercial construction industry.

                  As a supplier of specialized equipment for government, industry and power plant use, the Ellis & Watts Division is generally required to submit competitive bids. The mobile medical van and transportable suite segment of the market which it serves is highly competitive among the suppliers serving that market.

                  A substantial portion of the Fermont Division's business, the production of engine generator sets, has been with the U.S. Government on a contract basis, which in the ordinary course is conducted under invitations to bid and is highly competitive.

Distribution
------------

                  The methods of distribution and marketing utilized by the Company vary from division to division. In general, sales for all the Company's segments combine some direct selling in certain market areas with appropriate manufacturers' representatives, wholesalers, distributors and/or dealers.

Research and Development
------------------------

                  DCA engages in a variety of research and development programs throughout its divisions, the primary purposes of which are to improve existing products and processes, modify current products to extend their market life and expand markets by developing new products. Expenditures for Company sponsored research and development amounted to $1,435,000 in 1996, $1,732,000 in 1995 and $1,669,000 in 1994. A significant portion of each year's expenditures was incurred in the design and qualification testing of new and improved electrical appliances in the Electrical Appliances and Electronic Devices segment.

Environmental Matters
---------------------

                  The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup at a non-Company site in Connecticut and at a Company site in California. Certain of the PRPs at the Connecticut site, having agreed with the EPA to fund a feasibility study at the site, sued the Company to recover a share of those costs and in September 1996 a $287,000 judgment was entered against the Company following trial of the action, which was subsequently paid. The Company has elected to participate in the allocation of responsibility proceedings conducted by the PRP group formed in connection with the Superfund site in the vicinity of the California site. A suit against the Company by a property owner neighboring the California site for allegedly causing contamination at the neighbor's property has been discontinued. In February 1996, the Company settled the past costs portion of a 1995 lawsuit by a state environmental agency to recover past and future response costs related to the cleanup of a non-Company site in Pennsylvania as to which the Company was earlier designated a PRP; and the Company has also been sued by certain of the PRPs who have agreed with the state agency to fund other past response costs at that site to recover a portion of those costs from the Company and other PRPs who have not agreed to participate in such funding. The Company is also a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in that state.

                  The amount of future environmental-related expenditures and the extent of insurance coverage is not determinable at this time and the Company is not in a position to estimate the loss or range of loss, if any, which may result from environmental-related matters. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, and emerging alternative remedial approaches, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including possible remediation, the extent of which is presently unknown, will not materially affect the financial position of the Company. However, it is possible, but unanticipated at this time, that future results of operations and cash flows could be materially affected by an unfavorable resolution of these matters.

                  In 1996 the Company incurred expenses of $1,111,000, including $912,000 for non-Company sites, to manage hazardous substances, to monitor pollutants, to test for contaminants, to provide for required removal activities and to settle the lawsuit for past response costs at the Connecticut site, a 59% increase in such expenses over the prior year. Accruals for such matters amounted to $951,000 and $565,000 at December 31, 1996 and 1995, respectively.

Number of Employees
-------------------

                  DCA employed 1,195 persons at December 31, 1996.

Foreign Operations
------------------

                  The Company sells in foreign countries primarily through manufacturers' representatives and agents and does not have manufacturing operations abroad. Revenues from sales abroad represented approximately 15% of sales in 1996 and 21% in 1995. In addition, the Company receives revenue from licenses and technology transfers which amounted to

$1,154,000 in 1996, $113,000 in 1995 and $157,000 in 1994. Included in the 1996
amount is income from royalties of $1,079,000 under a technology transfer agreement with a customer in the Power and Controlled Environmental Systems segment; future royalty amounts from that customer are dependent upon future contract awards received by the customer.

Reclassification of Fermont Division
------------------------------------

Effective in April 1996, Fermont's results of operations are included in the Company's Consolidated Statements of Income, as a result of the Company's decision to bid on new contracts in addition to the contract to manufacture tactical quiet (TQ) generator sets for the U.S. Army Aviation and Troop Command. Accordingly, reported results for prior periods have been reclassified.

On September 30, 1991, the Company determined to discontinue operations at its Fermont Division, a manufacturer of electrical power systems for government and commercial markets, and put the assets and business up for sale. In conjunction with the discontinuance, the Company recorded a provision of $5,600,000 for operating losses estimated to be incurred prior to Fermont's disposition.

At the time the operations were discontinued, Fermont was a party to a contract with the U.S. Government for the production of 3KW engine generator sets. The contract was subject to First Article approval of prototype 3KW units. A proposed change order was submitted to the Government in April 1992 seeking equitable compensation for constructive changes by the Government and associated delays in the contract. In May 1994, the Company agreed to accept $6,450,000 from the Government in settlement of the preproduction portion of its proposed change order, which amount is included in net sales. The settlement, net of related expenses and income taxes, amounted to $3,334,000, or $.86 per share. The Government contracted for further testing of prototype units at that time. In March 1995, the Government terminated the 3KW contract for the convenience of the Government; the Company filed a claim for compensation for its costs and losses related to the termination. In September 1996, the Company agreed to accept $1,937,000 from the Government in settlement of its claim related to that termination, which amount is included in net sales. The settlement, net of amounts due to subcontractors, income taxes and other related costs, amounted to $915,000, or $.24 per share.

In January 1995, Fermont was awarded the TQ contract. The Government's initial delivery order issued with the award and subsequent additions call for deliveries of gensets aggregating $81.8 million. Shipments began in March 1997 and are scheduled to continue through 1998.

Investment in CTS Corporation
-----------------------------

                  At December 31, 1996, the Company's holdings of the common stock of CTS Corporation ("CTS") aggregated 2,303,100 shares. The Company's equity ownership in CTS represents 44.1% of the outstanding stock of CTS.

                  The current CTS Board of Directors is comprised of five individuals including two directors who also are officers and directors of DCA. The Company's investment in CTS is accounted for under the equity method. CTS, whose shares are listed on the New York Stock Exchange, designs, manufactures and sells electronic and electromechanical components for the automotive, computer equipment, communications equipment, instruments and controls, defense and aerospace and consumer electronics markets. CTS is headquartered in Elkhart, Indiana and operates manufacturing plants in the U.S. and abroad, primarily in a single business segment, electronic components, in worldwide markets. (Note 4 on page 12 of the Company's annual report to security holders for the year ended December 31, 1996 is incorporated herein by reference.)

Item 2.           Properties
                  ----------

The following is a summary by industry segment of the properties occupied by the Company.


                                 Square
Division    Location              Feet      Type            Occupancy
--------    --------             ------     ----            ---------

Executive   475 Steamboat Road     7,704    Part of         Lease expiring
            Greenwich, CT                   modern          12/31/2000
                                            office bldg.


Electrical Appliances and Electronic Devices:
---------------------------------------------

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

Reeves-     Carlisle, PA          94,000    Modern 1        Lease expiring
Hoffman                                     story           2/28/99


Fabricated Metal Products and Equipment:
----------------------------------------

Anemostat    Scranton, PA        270,000    Modern 1        Fee ownership
Products                                    story

             Carson, CA           76,000    Modern 1        Lease expiring
                                            story           10/31/2007

                                 Square
Division    Location              Feet      Type            Occupancy
--------    --------             ------     ----            ---------

Power and Controlled Environmental Systems:
-------------------------------------------

Ellis &     Cincinnati, OH       147,900    1 Modern        Fee ownership
Watts                                       bldg.; 1
                                            story mfg.
                                            & 2 stories
                                            offices

Fermont     Bridgeport, CT        97,000    2 Modern        Fee Ownership
                                            bldgs.; 2
                                            stories &
                                            1 story






All plants are of adequate capacity and are utilized generally on a one-shift basis except for the Burbank, California facility, portions of which are utilized on a two-shift basis. The Winsted, CT facility of the Waring Products Division is utilized as a records storage facility and is available for sale. Approximately 55,000 square feet of the Scranton, PA facility of the Anemostat Products Division have been leased on a short-term basis. The Fermont Division, in addition to the space it occupies for production purposes, utilizes 35,000 square feet at the Waring Products Division's New Hartford facility for the storage of U.S. Government owned and furnished engines.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable


Executive Officers of the Registrant


     Name             Age            Office
     ----             ---    -------------------------

Andrew Lozyniak       65     Chairman of the Board and
                             President

Henry V. Kensing      63     Vice President, General
                             Counsel and Secretary

Patrick J. Dorme      61     Vice President-Finance and
                             Chief Financial Officer

Richard E. Smith      48     Treasurer


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

                                     Part II

Item 5.           Market for the Registrant's Common Stock and Related
                  ----------------------------------------------------
                  Security Holder Matters
                  -----------------------

                  Range of Stock Prices and Dividend Information on page 23 of the annual report to security holders for the year ended December 31, 1996 is incorporated herein by reference.

Item 6.           Selected Financial Data
                  -----------------------

                  Selected Financial Data on page 21 of the annual report to security holders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7.           Management's Discussion and Analysis of Financial
                  -------------------------------------------------
                  Condition and Results of Operations
                  -----------------------------------

                  Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 4 through 6 of the annual report to security holders for the year ended December 31, 1996 is incorporated herein by reference.

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------

                  The following consolidated financial statements of the registrant and its subsidiaries are included in the annual report to security holders for the year ended December 31, 1996 and are incorporated herein by reference.

                                                                  Page(s) in the
                                                                   Annual Report

                  Consolidated Balance Sheets--As of
                  December 31, 1996 and 1995                                7

                  Consolidated Statements of Income--For
                  the Years Ended December 31, 1996, 1995
                  and 1994                                                  8

                  Consolidated Statements of Stockholders'
                  Equity--For the Years Ended December 31,
                  1996, 1995 and 1994                                       9

                  Consolidated Statements of Cash Flows--For
                  the Years Ended December 31, 1996, 1995
                  and 1994                                                 10

                  Notes to Consolidated Financial Statements            11-19

Item 9.           Changes In and Disagreements with Accountants
                  ---------------------------------------------
                  on Accounting and Financial Disclosure
                  --------------------------------------

                  Not applicable

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant
                  --------------------------------------------------

                  Identification of directors of the registrant and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 2, 1997, under caption "Election of Directors", and said information is incorporated herein by reference.

                  Identification of executive officers of the registrant and information related thereto is included in Part I of this Form 10-K.

Item 11.          Executive Compensation
                  ----------------------

                  Remuneration of directors and officers and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 2, 1997, under the captions "Election of Directors", including information on the Stock Retirement Plan for Outside Directors, and under the captions "Executive Compensation", "Pension Benefits", "Savings and Investment Plan" and "1980 Restricted Stock and Cash Bonus Plan", and said information is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  Security ownership of management and of certain beneficial owners and information related thereto is included in the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 2, 1997, under the captions "Election of Directors" and "Security Ownership of Certain Beneficial Owners", and said information is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------

                  Not applicable

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  ------------------------------------------------------
                  Form 8-K
                  --------

(a)(1) The report of independent auditors and the following consolidated financial statements of the registrant and its subsidiaries included in the annual report to security holders for the year ended December 31, 1996 are incorporated by reference in Item 8 above:

                  Consolidated Balance Sheets--
                  As of December 31, 1996 and 1995

                  Consolidated Statements of Income--
                  For the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity-- For the Years Ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows--
                  For the Years Ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

(a)(2)
and(d) The following consolidated financial statement schedules of the registrant and its subsidiaries are included in this Form 10-K.

                                                                         Page(s)

                  Schedule II--Valuation and Qualifying
                                 Accounts--For the Years
                                 Ended December 31, 1996,
                                 1995 and 1994                            16-18

                  The consolidated financial statements of CTS Corporation, the registrant's investment in which is accounted for by the equity method, are subject to the Rules and Regulations of the Securities and Exchange Commission and have been examined by Price Waterhouse, independent accountants for CTS Corporation. The following consolidated financial statement information and schedules concerning CTS Corporation, which are included in CTS Corporation's annual report on Form 10-K for the year ended December 31, 1996, certain consolidated financial statement schedules included in said Form 10-K and CTS Corporation's annual report to stockholders for 1996 attached to said Form 10-K as Exhibit 13 thereto (all of which are included as Exhibit 99 to this Form 10-K), are incorporated by reference herein.

                                                                  Page(s) in CTS
                                                                  Corporation's annual report
                                                                  to stockholders for 1996
                                                                  ---------------------------

                  Consolidated Statements of Earnings --
                    years ended December 31, 1996,
                    1995 and 1994                                        12

                  Consolidated Statements of Shareholders'
                    Equity -- years ended December 31,
                    1996, 1995 and 1994                                  13

                  Consolidated Balance Sheets --
                    December 31, 1996 and 1995                           14

                  Consolidated Statements of Cash Flows--
                    years ended December 31, 1996,
                    1995 and 1994                                        15

                  Notes to Consolidated Financial Statements          16-23

                  Report of independent accountants                      24



                                                                  Page(s) in CTS Corporation
                                                                  annual report on Form 10-K
                                                                  for the year ended
                                                                  December 31, 1996
                                                                  --------------------------


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

    (b)           Reports on Form 8-K
                  -------------------

                  There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMICS CORPORATION OF AMERICA
-------------------------------



/S/ Patrick J. Dorme                                             March 26, 1997
--------------------------------------------
         (Signature)
Patrick J. Dorme - Vice President-
Finance and Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ Andrew Lozyniak                                              March 26, 1997
--------------------------------------------
Andrew Lozyniak - Chairman of the Board
and President


/S/ Henry V. Kensing                                             March 26, 1997
--------------------------------------------
Henry V. Kensing - Director, Vice President,
General Counsel and Secretary


/S/ Patrick J. Dorme                                             March 26, 1997
--------------------------------------------
Patrick J. Dorme - Director, Vice President-
Finance and Chief Financial Officer


/S/ Harold Cohan                                                 March 26, 1997
--------------------------------------------
Harold Cohan - Director


/S/ Frank A. Gunther                                             March 26, 1997
--------------------------------------------
Frank A. Gunther - Director


/S/ Russell H. Knisel                                            March 26, 1997
--------------------------------------------
Russell H. Knisel - Director


/S/ Saul Sperber                                                 March 26, 1997
--------------------------------------------
Saul Sperber - Director


/S/ M. Gregory Bohnsack                                          March 26, 1997
--------------------------------------------
M. Gregory Bohnsack - Corporate Controller
and Principal Accounting Officer

                         CONSENT OF INDEPENDENT AUDITORS
                         -------------------------------




To the Board of Directors and Stockholders
Dynamics Corporation of America



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Dynamics Corporation of America of our report dated February 26, 1997, included in the 1996 Annual Report to Stockholders of Dynamics Corporation of America.

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



Stamford, Connecticut
February 26, 1997

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1996

(in thousands)

Column A                 Column B      Column C      Column D      Column E
--------                 --------      --------      --------      --------

                                       Additions
                         Balance At    Charged To                  Balance
                         Beginning     Costs And                   At End
Description              Of Period     Expenses      Deductions    Of Period
-----------              ---------     --------      ----------    ---------

Valuation accounts
    deducted from assets
    to which they apply:

  Allowance for
    doubtful accounts    $  596        $   16        $   88(a)     $  524
                         ======        ======        ======        ======

  Allowance for
    cash discounts       $   17        $   54        $   59(b)     $   12
                         ======        ======        ======        ======


Reserves not shown
  elsewhere:

  Reserve for
    warranties           $  941        $1,047        $  896(c)     $1,092
                         ======        ======        ======        ======


Notes:

           (a)--Bad debts, net of recoveries, written off against allowance provided therefor.

           (b)--Discounts charged against allowance provided therefor.

           (c)--Warranty costs incurred and charged against reserve provided therefor.

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1995

(in thousands)

Column A                  Column B      Column C      Column D      Column E
--------                  --------      --------      --------      --------

                                        Additions
                          Balance At    Charged To                  Balance
                          Beginning     Costs And                   At End
Description               Of Period     Expenses      Deductions    Of Period
-----------               ----------    ----------    ------------  -----------

Valuation accounts
    deducted from assets
    to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities     $1,484        $  -0-        1,484(a)      $  -0-
                          ======        ======        =====         ======

  Allowance for
    doubtful accounts*    $  687        $  108          199(b)      $  596
                          ======        ======        =====         ======

  Allowance for cash
    discounts             $   33        $   66           82(c)      $   17
                          ======        ======        =====         ======


Reserves not shown
  elsewhere:

  Reserve for
    warranties            $  967        $1,054        1,080(d)      $  941
                          ======        ======        =====         ======


Notes:


           (a)--Reduction of reserve upon disposition of portfolio.

           (b)--Bad debts, net of recoveries, written off against allowance provided therefor.

           (c)--Discounts charged against allowance provided therefor.

           (d)--Warranty costs incurred and charged against reserve provided therefor.

*Reclassified to include Fermont Division as a continuing operation; see Note 11 to the Consolidated Financial Statements incorporated in this report.

DYNAMICS CORPORATION OF AMERICA AND SUBSIDIARIES

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 1994

(in thousands)

Column A                  Column B      Column C      Column D      Column E
--------                  --------      --------      --------      --------

                                        Additions
                          Balance At    Charged To                  Balance
                          Beginning     Costs And                   At End
Description               Of Period     Expenses      Deductions    Of Period
------------              ----------    ----------    ----------    -----------

Valuation accounts
    deducted from assets
    to which they apply:

  Allowance for net
    unrealized losses
    on marketable
    equity securities     $1,428        $   56        $  -0-        $1,484
                          ======        ======        ======        ======

  Allowance for
    doubtful accounts*    $  609        $   45        $  (33)(a)    $  687
                          ======        ======        ======        ======

  Allowance for cash
    discounts             $   26        $  138        $  131(b)     $   33
                          ======        ======        ======        ======


Reserves not shown
  elsewhere:

  Reserve for
    warranties            $1,182        $1,006        $1,221(c)     $  967
                          ======        ======        ======        ======


Notes:

           (a)--Recoveries, net of amounts written off against allowance provided therefor.

           (b)--Discounts charged against allowance provided therefor.

           (c)--Warranty costs incurred and charged against reserve provided therefor.

*Reclassified to include Fermont Division as a continuing operation; see Note 11 to the Consolidated Financial Statements incorporated in this report.

                                 Exhibits Index
                                 --------------


Item 14.  (a) (3) and (c)

Pursuant to Regulation S-K, Item 601, following is a list of Exhibits:

(A) Exhibits incorporated by reference.



Exhibit 4 - Instruments defining the rights of security holders:
                 1. The rights of common stockholders and preferred stockholders (currently unissued) are defined in the Articles of Incorporation referred to in Exhibit 3 and in the Form 8A for registration of certain classes of securities (Rights and Preferred Stock), Rights Agreement dated as of January 30, 1986, Summary of Rights, letter to stockholders, press release and Listing Application to the New York Stock Exchange with respect to the Rights, all of which were included in the Exhibits of the registrant's Form 10-Q Quarterly Report for the period ended March 31, 1986.
                 2. Letter dated January 17, 1996 from the registrant to First National Bank of Boston extending to February 14, 2006 the expiration date of the rights issued pursuant to the rights agreement dated as of January 30, 1986 between the Company and First National Bank of Boston, previously filed with the registrant's Form 10-Q Quarterly Report for the period ended March 31, 1986, was included in the Exhibits of the registrant's
                        Form 10-K Annual Report for the  year ended
                        December 31, 1995.

Exhibit 10 - Material contracts:

                 Management Compensatory Plans, Contracts and Arrangements
                 ---------------------------------------------------------
                 1. Employment contracts dated February 1, 1996 with: Andrew Lozyniak - Chairman of the Board and President Patrick
                        J. Dorme - Vice President-Finance and Chief Financial Officer Henry V. Kensing - Vice President, General Counsel and Secretary were included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1995.
                 2. 1980 Restricted Stock and Cash Bonus Plan, as amended, was included in the registrant's definitive proxy statement for the Annual Meeting of Shareholders on May 6, 1988.
                 3. Stock Retirement Plan for Outside Directors, as amended, was included in the registrant's definitive proxy statement for the Annual Meeting of Shareholders on May 1, 1992.
                 4. Incentive Performance Plan was included in the Exhibits of the registrant's Form 10-K Annual Report for the year ended December 31, 1992.

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

                                                                           Page
Exhibit 3 - Articles of incorporation and bylaws:
                         1.     Bylaws, as amended.                        (a)

Exhibit 13 - Annual report to security holders for the
                         year ended December 31, 1996.                     (b)

Exhibit 23 - Consent of Independent Auditors                               15

Exhibit 27 - Financial Data Schedules                                      (c)

Exhibit 99 - CTS Corporation annual report on Form 10-K for the year ended
             December 31, 1996, (without Exhibits except as noted), the
             Report of Independent Accountants and the Financial Statement
             Schedule II included in said Form 10-K, and CTS Corporation's annual report to stockholders for 1996 included in said
             Form 10-K as Exhibit 13 thereto.                              (d)


(a)  Filed herewith.
(b) Unnumbered and immediately following the final numbered page of this report.
(c)  Filed electronically only pursuant to regulations.
(d) Unnumbered and immediately following the registrant's annual report to security holders for the year ended December 31, 1996.