Form 10-Q
period 1997-03-31
DYNAMICS CORP OF AMERICA
filed 1997-05-15
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

                                          or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                ----------- to ------------
Commission File Number:                                0-7304
                                              ---------------------------

                        DYNAMICS CORPORATION OF AMERICA
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            NEW YORK                                        13-0579260
----------------------------------------            ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

475 Steamboat Road, Greenwich, Connecticut                  06830-7197
--------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                                (203) 869-3211
--------------------------------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes         X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1997:

               Voting                                3,835,226

               Non-Voting                                3,571




                            DYNAMICS CORPORATION OF AMERICA
                                   AND SUBSIDIARIES

                                         INDEX

                                                                 Page No.

Part I - Financial Information

        Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets -
        As of March 31, 1997 and December 31, 1996                   3

        Condensed Consolidated Statements of
        Income - For the Three Months
        Ended March 31, 1997 and 1996                                4

        Condensed Consolidated Statement of
        Stockholders' Equity - For the Three
        Months Ended March 31, 1997                                  5

        Condensed Consolidated Statements of
        Cash Flows - For the Three Months
        Ended March 31, 1997 and 1996                                6

        Notes to Condensed Consolidated Financial
        Statements                                                   7 - 10

        Item 2.   Management's Discussion and
                  Analysis of Results of Operations
                  and Financial Condition                            11 - 13

Part II - Other Information:

        Item 6.   Exhibits and Reports on Form 8-K                   14 - 15
                  --------------------------------

        Signature Page                                               16




Part 1 - Financial Information

Item 1 - Financial Statements

                        DYNAMICS CORPORATION OF AMERICA
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              AT MARCH 31, 1997 (Unaudited) and DECEMBER 31, 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               March 31,    December 31,
  ASSETS                                                         1997           1996
  ------                                                       ---------    ------------
Current Assets:
  Cash and cash equivalents                                   $      902     $    1,146
  Accounts Receivable, less allowances of
    $548 and $536                                                 21,465         19,583
  Inventories - Note 1                                            24,824         22,624
  Other current assets                                             1,527          1,196
  Deferred income taxes                                            4,668          4,801
                                                              ----------     ----------
    TOTAL CURRENT ASSETS                                          53,386         49,350
Property, Plant and Equipment - at cost, less
  accumulated depreciation and amortization of
    $37,411 and $37,113                                            6,126          5,121
Equity Investment in CTS Corporation - Notes
  2 and 6                                                         86,478         84,046
Other Assets                                                       2,236          2,219
                                                              ----------     ----------
  TOTAL ASSETS                                                $  148,226     $  140,736
                                                              ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of long-term debt                      $       49     $       50
  Accounts payable                                                 7,380          6,898
  Accrued expenses and sundry liabilities                         15,925         15,291
  Federal income taxes payable                                     1,934          1,578
                                                              ----------     ----------
    TOTAL CURRENT LIABILITIES                                     25,288         23,817
Long-term Debt - Note 3                                            2,862            374
Other Liabilities                                                  1,314          1,269
Deferred Income Taxes                                                394            238
                                                              ----------     ----------
    TOTAL LIABILITIES                                             29,858         25,698

Contingencies - Note 7

Stockholders' Equity:
  Preferred stock, par value $1 per share -- authorized 894,000 shares - none issued

  Series A Participating Preferred Stock, par value $1 per share - authorized
    106,000 shares - none issued

  Stockholders' equity - see accompanying
    statement                                                    118,368        115,038
                                                              ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  148,226     $  140,736
                                                              ==========     ==========

See accompanying notes to condensed consolidated financial statements.




                        DYNAMICS CORPORATION OF AMERICA
                               AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS,
                            EXCEPT PER SHARE DATA)

                                   Unaudited

                                                                    For the three months
                                                                       ended March 31,
                                                                     1997          1996

Net sales                                                        $    30,402    $   27,864
Cost of sales                                                         22,211        22,789
                                                                 -----------    ----------
Gross profit                                                           8,191         5,075
Selling, general and administrative expenses                           6,192         6,556
                                                                 -----------    ----------
                                                                       1,999        (1,481)
Other income (expense), net - Note 4                                    (140)          117
                                                                 -----------    ----------
Income (loss) before items shown below                                 1,859        (1,364)

Income tax charge (benefit) - Note 5                                     688          (530)
                                                                 -----------    -----------
Income (loss) before equity in CTS Corporation                         1,171          (834)
Income from equity investment in CTS Corporation,
  including income tax charge (benefit) of
  $209 and $(2,332) - Notes 2 and 6                                    2,637         4,060
                                                                 -----------    ----------

Income from continuing operations                                      3,808         3,226
Reclassification of provision for Fermont
  disposition, including income tax charge
  of $160                                                                              251
                                                                 -----------    ----------
Net income                                                       $     3,808    $    3,477
                                                                 ===========    ==========

Weighted average number of common and common
  equivalent shares outstanding                                    3,820,212     3,827,776
                                                                 ===========    ==========

Income per common share:
  Continuing operations                                          $      1.00    $      .84
  Reclassification of provision for Fermont
    disposition                                                                        .07
                                                                 -----------    ----------
  Net income                                                     $      1.00    $      .91
                                                                 ===========    ==========
Dividends per common share                                       $       .10    $      .10
                                                                 ===========    ==========

See accompanying notes to condensed consolidated financial statements.




                            DYNAMICS CORPORATION OF AMERICA
                                   AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (DOLLAR AMOUNTS IN THOUSANDS)
                                      Unaudited

                                    Common Stock
                               (Authorized 10,000,000
                              voting shares and 600,000
                                 non-voting shares)                    Paid-in                                     Total
                                       Shares                        Additional     Retained       Deferred    Stockholders'
                                    Outstanding*        Par Value      Capital      Earnings     Compensation      Equity

Balance at December 31, 1996           3,810,810            $381       $11,518      $103,365        $(226)        $115,038

Shares issued and issuable
 from treasury pursuant to
 benefit plans                            11,000               1           341                       (329)              13

Shares acquired for
 treasury and pursuant to
 benefit plans                            (4,745)                          (82)          (51)                         (133)
Amortization of deferred
 compensation                                                                                          24               24

Net income                                                                             3,808                         3,808

Cash dividends                                                                          (382)                         (382)
                                       ---------            ----       -------      ---------       -------       ---------

Balance at March 31, 1997              3,817,065            $382       $11,777      $106,740        $(531)        $118,368
                                       =========            ====       =======      ========        ======        ========



* Net of shares held in treasury at $.10 par value per share (3,358,096 voting shares at March 31, 1997 and 3,364,351 voting shares at December 31, 1996). The cumulative cost of treasury shares held at March 31, 1997 amounted to approximately $35,700. Includes non-voting shares outstanding of 3,572 at March 31, 1997.

See accompanying notes to condensed consolidated financial statements.




                     DYNAMICS CORPORATION OF AMERICA
                             AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (DOLLAR AMOUNTS IN THOUSANDS)
                                Unaudited

                                                                 March 31,       March 31,
                                                                   1997             1996

Operating activities:
 Net income                                                        $3,808          $3,477
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                                      382             295
   Deferred income taxes                                              289          (2,357)
   Income before income taxes from equity
     investment in CTS                                             (2,847)         (1,728)
   Dividends from CTS                                                 415             346
   Decrease (increase) in other assets                                (17)            104
   Increase in other liabilities                                       45              40
   Issuance of Company common stock                                    13              10
   Other--net                                                          24              38
   Changes in operating assets and liabilities:
    Accounts receivable                                            (1,882)           (128)
    Inventories                                                    (2,200)            530
    Other current assets                                             (331)         (1,659)
    Accounts payable, accrued expenses and
     sundry liabilities                                             1,116            (218)
    Federal income taxes payable                                      356             102
                                                                    -----           -----
 Net cash used in operating activities                               (829)         (1,148)
                                                                    -----           ------

Investing activities:
 Purchases of property, plant and equipment                        (1,387)           (618)
                                                                   ------           ------
 Net cash used in investing activities                             (1,387)           (618)
                                                                   ------           ------
Financing activities:
 Principal payments under capital
  lease obligations                                                   (13)            (17)
 Borrowings under lines of credit                                   2,500           1,000
 Purchases of treasury stock                                         (133)           (324)
 Dividends paid                                                      (382)           (383)
                                                                     ----           -----

 Net cash provided by financing activities                          1,972             276
                                                                  -------           -----

Decrease in cash and cash equivalents                                (244)         (1,490)

Cash and cash equivalents at beginning of period                    1,146           1,767
                                                                   ------           -----

Cash and cash equivalents at end of period                         $  902          $  277
                                                                   ======          ======

See accompanying notes to condensed consolidated financial statements.




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note 1 - Inventories:

Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

Inventories are summarized as follows:

                                                   March 31,      December 31,
                                                     1997             1996
                                                        (in thousands)

Raw materials and supplies                         $   6,050       $   6,276
Work in process                                        7,260           7,024
Finished goods                                         4,493           5,466
                                                   ---------       ---------
                                                      17,803          18,766
                                                   ---------       ---------

Inventories subject to progress billings              10,215           5,184
Progress billings                                     (3,194)         (1,326)
                                                   ---------       ---------
                                                       7,021           3,858
                                                   ---------       ---------
                                                   $  24,824       $  22,624
                                                   =========       =========

Note 2 - Equity Investment in CTS Corporation:

At March 31, 1997, the Company's holdings aggregated 2,303,100 shares of CTS Corporation ("CTS") common stock, unchanged from year-end, and the Company's percentage of equity ownership in CTS remained at 44.1%.

The market value of the Company's investment in CTS amounted to $117,458,000 at March 31, 1997 and $98,458,000 at December 31, 1996. The
market value at May 12, 1997 was $141,065,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS common stock presently have no voting rights.


Note 2 - Equity Investment in CTS Corporation (continued):

Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 follows:

                                                      Three Months Ended
                                                   March 30,       March 31,
                                                     1997            1996
                                                        (in thousands)

    Net sales                                      $  91,269       $  80,186
                                                   =========       =========

    Gross profit                                   $  25,291       $  19,799
                                                   =========       =========

    Net earnings                                   $   6,954       $   4,414
                                                   =========       =========

The Company's reported share of CTS' net earnings in the first quarter of 1996 increased by $2,466,000, or $.64 per share, for the favorable adjustment to taxes previously provided on the Company's cumulative share of CTS' undistributed earnings through January 1, 1996.

Note 3 - Long-Term Debt:

The Company had $2,500,000 outstanding under its Revolving Credit
Agreement with banks at March 31, 1997.

Note 4 - Other Income (Expense), Net:

                                                      Three Months Ended
                                                            March 31,
                                                     1997             1996
                                                        (in thousands)

  Interest:

    Income                                           $     2       $     9
    Expense                                              (15)          (58)
                                                     -------       -------
                                                         (13)          (49)

  Other, net                                            (127)          166
                                                      -------      -------
                                                       ($140)      $   117
                                                      =======      =======

Note 5 - Income Tax Charge (Benefit):

The effective rates for tax charges (benefits) for the three months ended March 31, 1997 and 1996 exceeded the Federal statutory rate due to the effect of state income taxes.

Note 6 - Unsolicited Tender Offer and CTS Merger Agreement:

On March 31, 1997, WHX Corporation ("WHX") announced an unsolicited tender offer to acquire up to 649,000 shares of the Company's common stock at $40 per share. WHX subsequently amended the offer and is now offering to purchase any and all outstanding shares at $45 per share. The Company's Board of Directors has unanimously determined that the WHX offer is inadequate and is not in the best interests of the Company and its stockholders and unanimously recommends that stockholders reject the WHX offer and not tender any of their shares to WHX. WHX has also announced a proxy contest to, among other things, replace members of the Company's Board of Directors at the Company's Annual Meeting of Stockholders, originally scheduled for May 2, 1997 and subsequently postponed to August 1, 1997.

On May 9, 1997, the Company and CTS executed an Agreement and Plan of Merger providing that CTS will commence a tender offer for 49.9% of the outstanding common shares at $55 cash per share to be followed by a merger in which each remaining common share will be converted into the right to receive 0.88 shares of CTS common stock. The consummation of the merger is subject to approval by the stockholders of the Company and CTS and to other customary conditions.

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

The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup in the vicinity of a Company site in California, and has elected to participate in the allocation of responsibility proceedings conducted by the PRP group formed in connection therewith. In February 1996, the Company settled the past costs portion of a 1995 lawsuit by a state environmental agency to recover past and future response costs related to the cleanup of a non-Company site in Pennsylvania as to which the Company was earlier designated a PRP; and the Company has also been sued by certain of the PRPs who have agreed with the state agency to fund other past response costs at that site to recover a portion of those costs from the Company and other PRPs who have not agreed to participate in such funding. The Company is also a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in that state. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, and emerging alternative remedial approaches, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including remediation, the extent and cost of which are presently unknown, will not materially affect the financial position of the Company. However, it is possible, but unanticipated at this time, that future results of operations and cash flows could be materially affected by an unfavorable resolution of these matters.

With respect to other claims and actions against the Company, it is the opinion of Management that they will not have a material effect on the financial position of the Company.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Sales increased $2,538,000 or 9.1% in the quarter ended March 31, 1997 compared to the same period a year ago. Sales in the Electrical Appliances and Electronic Devices segment increased $1,637,000; increases in sales of oscillators and heat dissipating devices for computers were offset in part by a decline in sales of electrical appliances, primarily due to a decision by Waring's management to de-emphasize low margin consumer products and their marketing through mass merchants and to focus instead on higher quality and higher margin consumer and commercial products. Sales in the Fabricated Metal Products and Equipment segment increased $47,000, as security and door product sales improved slightly. Sales in the Power and Controlled Environmental Systems segment increased $854,000, as sales increases of engine generator sets, and revenues related to a delay claim settlement, under the TQ contract and of transportable medical units, and thermal and custom mobile products were partially offset by lower sales of power plant products.

Gross profit increased $3,116,000 in the quarter ended March 31, 1997 compared to the same period a year ago, and increased as a percentage of sales to 26.9% from 18.2%. Gross profit in the Electrical Appliances and Electronic Devices segment increased due to sales increases for oscillators and heat dissipating devices for computers, and favorable sales mix on quartz crystal products and electrical appliances. Gross profit increased in the Fabricated Metal Products and Equipment segment, due to some improvement in manufacturing efficiency at the Scranton, Pennsylvania plant compared to last year. Gross profit increased significantly in the Power and Controlled Environmental Systems segment due to the effect of shipments of engine generator sets and gross profit of $728,000 ($459,000 net of income taxes) related to a delay claim settlement under the TQ contract. Gross profit increases for transportable medical units and thermal products were offset by decreases in the power plant and custom mobile product lines.

Selling, general and administrative expenses decreased $364,000 in the quarter ended March 31, 1997 compared to the same period a year ago, and decreased as a percentage of sales to 20.4% from 23.5%, due primarily to salary and benefit savings resulting from last year's staff reductions at the Waring and Anemostat Scranton operations.

Other income (expense) was a net expense of $140,000 for the current period, compared to income of $117,000 for the prior year's period. Net interest expense declined $36,000, as borrowings under the Revolving Credit Agreement were lower in the current period. Other expense, net for the current period included $94,000 for legal fees in the Company's suit against Dualit to recover damages resulting from a 1994 electrical appliance product recall.

The Company recorded an income tax charge of $688,000, a 37.0% tax rate, for the quarter ended March 31, 1997, and an income tax benefit of $530,000, a 38.9% tax rate, for the prior year's quarter. The effective rate for both periods differed from the Federal statutory rate due to the effect of state income taxes.

Income from the Company's equity investment in CTS Corporation decreased $1,423,000 due to last year's first quarter $2,466,000 favorable adjustment to taxes previously provided on the Company's cumulative share of CTS' undistributed earnings through January 1, 1996. (See Note 2 - Equity Investment in CTS Corporation in the Notes to the Condensed Consolidated Financial Statements.) CTS had a $2,540,000 increase in quarterly net earnings compared to the prior year. The Company's percentage of equity ownership remained at 44.1% for both periods.

Beginning on April 1, 1996, the Fermont Division's results of operations are included in the Company's Consolidated Statements of Income. Reported results for prior periods have been reclassified, including a $251,000 reversal for the quarter ended March 31, 1996 of the operating loss provision for Fermont recorded in a prior period.

Financial Condition

Cash and cash equivalents decreased $244,000 during the three months ended March 31, 1997. Cash of $829,000 was used in operating activities, principally to fund increases in accounts receivable and inventories, offset in part by increases in accounts payable and accrued expenses. Cash of $1,387,000 was used in investing activities to acquire machinery and equipment. Cash of $1,972,000 was provided by financing activities, as borrowings increased by $2,500,000. The Company also paid dividends and purchased treasury stock.

Cash at March 31, 1997 amounted to $902,000. During the three month period, the Company borrowed $2,500,000 for working capital requirements under its $37,000,000 Revolving Credit Agreement with its banks. The Company presently has $30,500,000 available under the Agreement, in addition to a $9,000,000 uncommitted line with a bank.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures and payment of dividends and additional stock purchases, if any.

The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $13,850,000 to realize its net deferred tax assets, which are $5,598,000, excluding deferred tax liabilities of $1,324,000 at March 31, 1997 for the undistributed earnings of the Company's equity investment in CTS Corporation. Also, under applicable carryback provisions of the Internal Revenue Code, prior years' taxable income could be utilized to realize a substantial portion of the deferred tax assets.

With respect to environmental matters (see Note 7 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company incurred costs of $125,000 for managing hazardous substances or pollutants during the current three month period, compared to $101,000 for the comparable prior year period. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to continue to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company.

The Financial Accounting Standards Board ("FASB") recently issued FASB Statement No. 128, "Earnings per Share," which the Company is required to adopt for the quarter and year ended December 31, 1997. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. Earlier adoption is not permitted under the Statement, but restatement of prior periods is required once adopted. Restatement of prior period EPS data will change the weighted average number of shares outstanding, but is not expected to change prior period EPS numbers.

In connection with the WHX tender offer and proxy solicitation and the CTS Merger Agreement, the Company has incurred and expects to continue to incur costs, including fees for investment bankers and legal counsel, which may be significant and may adversely impact future operating results. The Board of Directors has authorized the Company to enter into various severance arrangements with key employees which will require lump sum payments in the event of a Change in Control (as defined in the agreements) followed by certain terminations of employment. Certain lump sum payments would also be required in the event of a Change in Control followed by certain terminations of employment under the employment contracts dated February 1, 1996, as amended, with Andrew Lozyniak, Patrick J. Dorme and Henry V. Kensing. (See Note 6 - Unsolicited Tender Offer and CTS Merger Agreement in the Notes to the Condensed Consolidated Financial Statements.)


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

        (a)    Exhibits

2.1 Agreement and Plan of Merger, dated as of May 9, 1997, among Dynamics Corporation of America, CTS Corporation and CTS First Acquisition Corp. (incorporated by reference to
               Exhibit 2 to Amendment No. 46 to the Schedule 13D of Dynamics Corporation of America, filed May 12, 1997, with respect to its investment in CTS Corporation). DCA agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

3.1 Amendments to the By-laws of Dynamics Corporation of America (incorporated by reference to Exhibit 6 to the Schedule 14D-9 of Dynamics Corporation of America, filed April 14,
               1997).

4.1 Amendment No. 2, dated as of May 9, 1997, to the Rights Agreement, dated as of January 30, 1986, as amended on December 27, 1995, between Dynamics Corporation of America and BankBoston (formerly The First National Bank of Boston), as Rights Agent (incorporated by reference to
               Exhibit 4.1 to the Form 8-K of Dynamics Corporation of America, filed May 9, 1997).

4.2 Amendment No. 3, dated as of May 12, 1997, to the Rights Agreement, dated as of January 30, 1986, as amended on December 27, 1995 and May 9, 1997, between Dynamics Corporation of America and BankBoston (formerly The First National Bank of Boston), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K of Dynamics Corporation of America, filed May 12, 1997).

10.1 Amendment to Employment Agreement, dated as of April 11, 1997, by and between Dynamics Corporation of America and Andrew Lozyniak.

10.2 Amendment to Employment Agreement, dated as of April 11, 1997, by and between Dynamics Corporation of America and Patrick J. Dorme.

10.3 Amendment to Employment Agreement, dated as of April 11, 1997, by and between Dynamics Corporation of America and Henry V. Kensing.

10.4 Employment Agreement, dated as of May 9, 1997, by and among CTS Corporation, Dynamics Corporation of America and
               Andrew Lozyniak.

10.5 Employment Agreement, dated as of May 9, 1997, by and among CTS Corporation, Dynamics Corporation of America and Patrick J. Dorme.

10.6 Employment Agreement, dated as of May 9, 1997, by and among CTS Corporation, Dynamics Corporation of America and Henry
               V. Kensing.

10.7 Amendment to Dynamics Corporation of America 1980 Restricted Stock and Cash Bonus Plan, dated as of April 11, 1997.

10.8 Trust Agreement, dated December 31, 1996, by and between Dynamics Corporation of America and Bank of Boston
               Connecticut, as Trustee.

27.1           Financial Data Schedule, for the period ended March 31, 1997.

27.2           Financial Data Schedule, for the period ended March 31, 1996
               (restated).

     (b) There were no reports on Form 8-K for the three months ended March 31, 1997.



                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DYNAMICS CORPORATION OF AMERICA
                                ----------------------------------------
                                             (Registrant)

                                /s/  Patrick J. Dorme
                                ----------------------------------------
                                             (Signature)

                                Patrick J. Dorme
                                Vice President - Finance and
                                Chief Financial Officer

Date:  May 15, 1997



                                  EXHIBIT INDEX

          Exhibit
            No.     Description
          -------   -----------
          2.1       Agreement and Plan of Merger, dated as of May
                    9, 1997, among Dynamics Corporation of America,
                    CTS Corporation and CTS First Acquisition Corp.
                    (incorporated by reference to Exhibit 2 to Amendment No. 46 to the Schedule 13D of
                    Dynamics Corporation of America, filed May 12,
                    1997, with respect to its investment in CTS
                    Corporation).  DCA agrees to furnish
                    supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

          3.1       Amendments to the By-laws of Dynamics
                    Corporation of America (incorporated by
                    reference to Exhibit 6 to the Schedule 14D-9 of Dynamics Corporation of America, filed April
                    14, 1997).

          4.1 Amendment No. 2, dated as of May 9, 1997, to the Rights Agreement, dated as of January 30, 1986, as amended on December 27, 1995, between Dynamics Corporation of America and BankBoston (formerly The First National Bank of Boston), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K of Dynamics Corporation of America, filed May 9, 1997).

          4.2 Amendment No. 3, dated as of May 12, 1997, to the Rights Agreement, dated as of January 30, 1986, as amended on December 27, 1995 and May 9, 1997, between Dynamics Corporation of America and BankBoston (formerly The First National Bank of Boston), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K of Dynamics Corporation of America, filed May 12, 1997).

          10.1 Amendment to Employment Agreement, dated as of April 11, 1997, by and between Dynamics
                    Corporation of America and Andrew Lozyniak.

          10.2 Amendment to Employment Agreement, dated as of April 11, 1997, by and between Dynamics
                    Corporation of America and Patrick J. Dorme.

          10.3 Amendment to Employment Agreement, dated as of April 11, 1997, by and between Dynamics
                    Corporation of America and Henry V. Kensing.

          10.4 Employment Agreement, dated as of May 9, 1997, by and among CTS Corporation, Dynamics
                    Corporation of America and Andrew Lozyniak.

          10.5 Employment Agreement, dated as of May 9, 1997, by and among CTS Corporation, Dynamics
                    Corporation of America and Patrick J. Dorme.

          10.6 Employment Agreement, dated as of May 9, 1997, by and among CTS Corporation, Dynamics
                    Corporation of America and Henry V. Kensing.

          10.7      Amendment to Dynamics Corporation of America
                    1980 Restricted Stock and Cash Bonus Plan, dated as of April 11, 1997.

          10.8 Trust Agreement, dated December 31, 1996, by and between Dynamics Corporation of America and Bank of Boston Connecticut, as Trustee.

          27.1      Financial Data Schedule, for the period ended
                    March 31, 1997.

          27.2      Financial Data Schedule, for the period ended
                    March 31, 1996 (restated).