Form 10-K/A
period 1996-12-31
DYNAMICS CORP OF AMERICA
filed 1997-08-13
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to _________.
                       Commission file number 1-7252

                       DYNAMICS CORPORATION OF AMERICA
           (Exact name of registrant as specified in its charter)

                NEW YORK                               13-0579260
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

    475 STEAMBOAT ROAD, GREENWICH, CONNECTICUT             06830-7197
      Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: 203-869-3211

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                ON WHICH REGISTERED

    Common Stock, $.10 par value            New York Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

     The aggregate market value of the voting stock of the registrant held by non-affiliates, based upon the closing sale price of the common stock on July 30, 1997, was approximately $166,174,000. As of July 30, 1997, there were 3,834,031 shares of the registrant's voting common stock and 3,569 shares of the registrant's non-voting common stock outstanding.

                          Exhibit Index on Page 5



                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) Financial Statements

          The report of independent auditors, dated February 26, 1997, with respect to the consolidated financial statements and schedules of Dynamics Corporation of America, is filed herewith.

          (3) Exhibits

          Exhibit No.    Description
           24.1          Powers of Attorney


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DYNAMICS CORPORATION OF AMERICA

/s/ Patrick J. Dorme                                   August 13, 1997
____________________________________
     (Signature)
Patrick J. Dorme - Vice President-
Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Andrew Lozyniak                                    August 13, 1997
_________________________________
Andrew Lozyniak - Chairman of the Board
and President

/s/ Henry V. Kensing                                   August 13, 1997
__________________________________
Henry V. Kensing - Director, Vice President,
General Counsel and Secretary

/s/ Patrick J. Dorme                                   August 13, 1997
___________________________________
Patrick J. Dorme - Director, Vice President -
Finance and Chief Financial Officer

/s/ Stanley J. Aris                                    August 13, 1997
___________________________________
Stanley J. Aris - Director

/s/ Harold Cohan                                       August 13, 1997
___________________________________
Harold Cohan - Director

            *                                          August 13, 1997
___________________________________
Jeannine M. Davis - Director

/s/ Frank A. Gunther                                   August 13, 1997
____________________________________
Frank A. Gunther - Director

/s/ Russell H. Knisel                                  August 13, 1997
____________________________________
Russell H. Knisel - Director

/s/ George T. Newhart                                  August 13, 1997
____________________________________
George T. Newhart - Director

/s/ Saul Sperber                                       August 13, 1997
_____________________________________
Saul Sperber - Director

/s/ Ronald E. Steiner                                  August 13, 1997
____________________________________
Ronald E. Steiner - Director

/s/ John A. Thompson                                   August 13, 1997
____________________________________
John A. Thompson - Director

            *                                          August 13, 1997
____________________________________
Joseph P. Walker - Director

/s/ M. Gregory Bohnsack                                August 13, 1997
____________________________________
M. Gregory Bohnsack - Corporate Controller
and Principal Accounting Officer

     * George T. Newhart, by signing his name hereto, does hereby execute this amended report on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits hereto.

                              By:  /s/  George T. Newhart
                                  _______________________________
                                        George T. Newhart



   Report of Ernst & Young LLP, Independent Auditors

   ERNST & YOUNG LLP        1111 Summer Street            Phone: 203 326 8200
                   Stamford, Connecticut 06905            Fax:   203 358 9644

   To the Board of Directors and Stockholders of Dynamics Corporation of
   America

   We have audited the accompanying consolidated balance sheets of Dynamics Corporation of America as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CTS Corporation (a corporation in which the Company had a 44.1% interest at December 31, 1996) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for CTS Corporation, it is based solely on their report.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamics Corporation of America at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                      /s/ Ernst & Young LLP

   February 26, 1997



                               EXHIBIT INDEX


   Exhibit No.    Description
   24.1           Powers of Attorney