Form 10-Q
period 1997-06-30
DYNAMICS CORP OF AMERICA
filed 1997-08-13
CIK 30819

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1997

                                   or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                to
                                         --------------     ------------

          Commission File Number:                  001-07252
                                          --------------------------


                     DYNAMICS CORPORATION OF AMERICA
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                   NEW YORK                          13-0579260
         -------------------------------        -------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)


        475 Steamboat Road, Greenwich, Connecticut     06830-7197
        ------------------------------------------   --------------
         (Address of principal executive offices)      (Zip Code)


                             (203) 869-3211
           ---------------------------------------------------
           (Registrant's telephone number including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X       No
                         ---------       ------------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1997:

                    Voting                      3,834,031

                    Non-Voting                      3,569



                       DYNAMICS CORPORATION OF AMERICA
                               AND SUBSIDIARIES

                                    INDEX

                                                              Page No.
                                                              --------
          Part I - Financial Information

               Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets -
               As of June 30, 1997 and December 31, 1996             2

               Condensed Consolidated Statements of
               Income - For the Three and Six Months
               Ended June 30, 1997 and 1996                          3

               Condensed Consolidated Statement of
               Stockholders' Equity - For the Six
               Months Ended June 30, 1997                            4

               Condensed Consolidated Statements of
               Cash Flows - For the Six Months
               Ended June 30, 1997 and 1996                          5

                    Notes to Condensed Consolidated
                    Financial Statements                           6-9

               Item 2.   Management's Discussion and
                         Analysis of Results of Operations
                         and Financial Condition                 10-14

          Part II - Other Information:

               Item 6.   Exhibits and Reports on Form 8-K           15

               Signature Page                                       16



     Part 1 - Financial Information

     Item 1 - Financial Statements

                     DYNAMICS CORPORATION OF AMERICA
                            AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
           AT JUNE 30, 1997 (Unaudited) and DECEMBER 31, 1996
                      (DOLLAR AMOUNTS IN THOUSANDS)


                                                 June 30,      December 31,
                                                   1997            1996
        ASSETS                                   --------      ------------
      Current Assets:
        Cash and cash equivalents                $  2,507        $  1,146
        Accounts Receivable, less allowance
           of $584 and $536                        22,288          19,583
        Inventories - Note 1                       24,091          22,624
        Other current assets                        1,311           1,196
        Deferred income taxes                       5,051           4,801
                                                 --------        --------
         TOTAL CURRENT ASSETS                      55,248          49,350
      Property, Plant and Equipment - at
        cost, less accumulated depreciation
        and amortization of $37,956 and
        $37,113                                     6,532           5,121
      Equity Investment in CTS Corporation -
        Notes 2 and 5                              89,570          84,046
      Other Assets                                  2,309           2,219
                                                 --------        --------
         TOTAL ASSETS                            $153,659        $140,736
                                                 ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
        Current installments of long-term
           debt                                  $  2,054        $     50
        Accounts payable                            6,584           6,898
        Accrued expenses and sundry
           liabilities                             17,747          15,291
        Federal income taxes payable                1,297           1,578
                                                 --------        --------
         TOTAL CURRENT LIABILITIES                 27,682          23,817
      Long-term Debt - Note 3                       5,364             374
      Other Liabilities                             1,197           1,269
      Deferred Income Taxes                           644             238
                                                 --------        --------
         TOTAL LIABILITIES                         34,887          25,698

      Contingencies - Note 7

      Stockholders' Equity:
        Preferred stock, par value $1 per
          share -- authorized 894,000
          shares - none issued
        Series A Participating Preferred
          Stock, par value $1 per share -
          authorized 106,000 shares -
          none issued
        Stockholder's equity - see
          accompanying statement                  118,772         115,038
                                                 --------        --------
         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                  $153,659        $140,736
                                                 ========        ========

     See accompanying notes to condensed consolidated financial statements.


                          DYNAMICS CORPORATION OF AMERICA
                                 AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE AND SIX MONTHS ENDED June 30, 1997 AND 1996
                           (DOLLAR AMOUNTS IN THOUSANDS,
                              EXCEPT PER SHARE DATA)
                                     Unaudited

                                      For the three months      For the six months
                                          ended June 30,          ended June 30,
                                      --------------------      -------------------
                                         1997       1996          1997        1996
                                         ----       ----          ----        ----
 Net Sales                             $35,826     $33,326      $66,228     $61,190

 Cost of sales                          27,197      26,798       49,408      49,587
                                       -------     -------      -------     -------

 Gross profit                            8,629       6,528       16,820      11,603
 Selling, general and
   administrative expenses               6,296       6,027       12,488      12,583
                                       -------     -------      -------     -------
                                         2,333         501        4,332        (980)

 Other expense, net - Note 4              (509)       (219)        (649)       (102)
 Takeover defense and merger
   costs - Note 5                       (5,594)                  (5,594)
                                       -------     -------      -------     -------

 Income (loss) from continuing
   operations before items
   shown below                          (3,770)        282       (1,911)     (1,082)

 Income tax charge (benefit)
   - Note 6                               (743)        117          (55)       (413)
                                       -------     -------      -------     -------
 Income (loss) from continuing
   operations before equity
   in CTS Corporation                   (3,027)        165       (1,856)       (669)

 Income from equity investment
   in CTS Corporation - Notes
   2 and 6                               3,253       1,974        5,890       6,034
                                       -------     -------      -------     -------

 Income from continuing
   operations                              226       2,139        4,034       5,365

 Reclassification of provision
   for Fermont disposition,
   net of taxes                                                                 251
                                       -------     -------      -------     -------

 Net income                            $   226     $ 2,139      $ 4,034     $ 5,616
                                       =======     =======      =======     =======

 Weighted average number of
   common and common equivalent
   shares utstanding                 3,839,592   3,819,080    3,829,954   3,823,427
                                     =========   =========    =========   =========

 Income per common share:
   Continuing operations               $   .05     $   .56      $  1.05     $  1.40
   Reclassification of
     provision for Fermont
     disposition                                                                .07
                                       -------     -------      -------     -------

   Net income                          $   .05     $   .56      $  1.05     $  1.47
                                       =======     =======      =======     =======

 Dividends per common share               -           -         $   .10     $   .10
                                       =======     =======      =======     =======

See accompanying notes to condensed consolidated financial statements.


                                DYNAMICS CORPORATION OF AMERICA
                                        AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                 (DOLLAR AMOUNTS IN THOUSANDS)
                                           Unaudited

                                   Common Stock
                              (Authorized 10,000,000
                                voting shares and 600,000
                                 non-voting shares)
                              ---------------------------
                                                             Paid-in                                       Total
                                  Shares                    Additional    Retained       Deferred      Stockholders'
                               Outstanding*    Par Value      Capital     Earnings     Compensation        Equity
                               ------------    ---------    ----------    --------     ------------    -------------
 Balance at December
 31, 1996                       3,810,810         $381       $11,518      $103,365         $(226)         $115,038

 Shares issued and
 issuable from treasury
 pursuant to benefit plans         33,000            3         1,352                      (1,297)               58

 Shares acquired for
   treasury and pursuant
   to benefit plans                (5,418)                      (107)          (55)                           (162)

 Amortization of deferred
   compensation and related
   tax benefit                                                    88                          98               186

 Net income                                                                  4,034                           4,034

 Cash dividends                                                               (382)                           (382)
                                ---------         ----       -------      --------       -------          --------
 Balance at June 30, 1997       3,838,392         $384       $12,851      $106,962       $(1,425)         $118,772
                                =========         ====       =======      ========       =======          ========

* Net of shares held in treasury at $.10 par value per share (3,336,769 voting shares at June 30, 1997 and 3,364,351 voting shares at December 31, 1996). The cumulative cost of treasury shares held at June 30, 1997 amounted to approximately $35,500. Includes non-voting shares outstanding of 3,569 at June 30, 1997.

See accompanying notes to condensed consolidated financial statements.


                    DYNAMICS CORPORATION OF AMERICA
                           AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                     (DOLLAR AMOUNTS IN THOUSANDS)
                               Unaudited

                                                       June 30,     June 30,
                                                         1997         1996
                                                       -------     --------
Operating activities:
 Net income                                            $ 4,034      $ 5,616
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization                           989          637
   Deferred income taxes                                   156       (2,412)
   Income before income taxes from equity
     investment in CTS                                  (6,353)      (3,861)
   Dividends from CTS                                      829          760
   Decrease (increase) in other assets                     (90)          74
   Decrease in other liabilities                           (72)         (50)
   Issuance of Company common stock                         58           10
   Other--net                                              186           99
   Changes in operating assets and
   liabilities:
    Accounts receivable                                 (2,705)        (946)
    Inventory                                           (1,467)         433
    Other current assets                                  (115)      (1,331)
    Accounts payable, accrued expenses
     and sundry liabilities                              2,142         (169)
    Federal income taxes payable                          (281)         426
                                                       -------       ------

 Net cash used in operating activities                  (2,689)        (714)
                                                       -------       ------
Investing activities:
 Purchases of property, plant and equipment             (2,378)      (1,317)
                                                       -------       ------

 Net cash used in investing activities                  (2,378)      (1,317)
                                                       -------       ------
Financing activities:
 Principal payments under capital lease
  obligations                                              (28)         (34)
 Borrowings under lines of credit                        7,000        1,750
 Purchases of treasury stock                              (162)        (365)
 Dividends paid                                           (382)        (383)
                                                       -------       ------

 Net cash provided by financing activities               6,428          968
                                                       -------       ------

Increase (decrease) in cash and cash
 equivalents                                             1,361       (1,063)

Cash and cash equivalents at beginning
 of period                                               1,146        1,767
                                                       -------       ------
Cash and cash equivalents at end of
 period                                                $ 2,507       $  704
                                                       =======       ======

See accompanying notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note 1 - Inventories:

Quarterly inventories are estimated based on perpetual inventory records of the Company and the gross profit method under the first-in, first-out and the last-in, first-out methods.

Inventories are summarized as follows:

                                             June 30,      December 31,
                                               1997           1996
                                                  (in thousands)

     Raw materials and supplies              $ 6,465          $ 6,276
     Work in process                           7,882            7,024
     Finished goods                            3,492            5,466
                                             -------          -------

                                              17,839           18,766
                                             -------          -------
     Inventories subject to progress
        billings                              12,473            5,184
     Progress billings                        (6,221)          (1,326)
                                             -------          -------
                                               6,252            3,858
                                             -------          -------
                                             $24,091          $22,624
                                             =======          =======

Note 2 - Equity Investment in CTS Corporation:

At June 30, 1997, the Company's holdings aggregated 2,303,100 shares of CTS Corporation ("CTS") common stock, unchanged from year-end, and the Company's percentage of equity ownership in CTS declined to 44.0% from 44.1% due to stock issuances by CTS.

The market value of the Company's investment in CTS amounted to $158,770,000 at June 30, 1997 and $98,458,000 at December 31, 1996. The
market value at August 11, 1997 was $189,430,000. Under the Control Share Acquisitions Chapter of the Indiana Business Corporation Law, 1,020,000 of the Company's shares of CTS common stock presently have no voting rights.

Summarized unaudited financial information derived from CTS' Quarterly Report on Form 10-Q for the three and six months ended June 29, 1997 follows:

                           Three Months Ended          Six Months Ended
                          ---------------------     ----------------------
                          June 29,     June 30,     June 29,      June 30,
                            1997         1996         1997         1996
                          --------     --------     --------     ---------
                                           (in thousands)

    Net sales             $107,482     $ 83,820     $198,751     $164,006
                          ========     ========     ========     ========

    Gross profit          $ 28,837     $ 21,874     $ 54,128     $ 41,673
                          ========     ========     ========     ========

    Net earnings          $  8,458     $  5,340     $ 15,412     $  9,754
                          ========     ========     ========     ========

The Company's reported share of CTS' net earnings in the first quarter of 1996 increased by $2,466,000, or $.64 per share, for the favorable adjustment to taxes previously provided on the Company's cumulative share of CTS' undistributed earnings through January 1, 1996.

Note 3 - Long-Term Debt:

The Company had $7,000,000 outstanding under its Revolving Credit
Agreement with banks at June 30, 1997.

Note 4 - Other Expense, Net:

                                 Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                 ------------------     ----------------
                                  1997         1996      1997      1996
                                 -------    -------     ------    ------
                                            (in thousands)

      Income (Expense):

      Interest:
           Income                 $   2      $   4      $   4      $  13
           Expense                  (69)       (69)       (84)      (127)
                                  ------     ------     ------     ------
                                    (67)       (65)       (80)      (114)

      Environmental costs           (76)      (200)      (138)      (200)
      Other, net                   (366)        46       (431)       212
                                  ------     ------     ------     ------
                                  ($509)     ($219)     ($649)     ($102)
                                  ======     ======     ======     ======

Note 5 - Unsolicited Tender Offer and CTS Merger Agreement:

On March 31, 1997, WHX Corporation ("WHX") announced an unsolicited tender offer to acquire up to 649,000 shares of the Company's common stock at $40 per share. WHX subsequently offered to purchase any and all outstanding shares at $45 per share. The Company's Board of Directors unanimously determined that the WHX offer was inadequate and not in the best interests of the Company and its stockholders. WHX also announced its intention to solicit proxies to, among other things, replace members of the Company's Board of Directors at the Company's Annual Meeting of Stockholders. WHX's offer was later increased to $56 per share.

On May 9, 1997, the Company and CTS executed an Agreement and Plan of Merger providing that CTS would commence a tender offer for up to 49.9% of the Company's outstanding common shares at $55 cash per share, subsequently amended to $56.25 cash per share, to be followed by a merger in which each remaining common share will be converted into the right to receive 0.88 shares of CTS common stock.

Both tender offers expired on June 13, 1997. Based on available information, WHX currently owns 516,440 DCA shares (13.5%) and CTS owns 1,215,264 DCA shares (31.7%).

On July 17, 1997, WHX agreed to vote for the merger of CTS and DCA and to oppose any competing transaction on the condition that DCA's shareholders have the option of receiving in the merger either 0.88 CTS shares or $58.00 in cash for each DCA share; and CTS and the Company amended the merger agreement to provide for the $58 cash election option. The cash consideration will be prorated to the extent that the total number of DCA shares for which cash elections are made exceeds 49.9% of DCA shares less the DCA shares owned by CTS prior to the merger. The merger remains subject to approval by shareholders of both CTS and DCA and other customary conditions. The approval by DCA shareholders requires a two-thirds shareholder vote. It is expected that DCA and CTS shareholders will be asked to approve the merger in September.

In the course of responding to and defending against the unsolicited tender offer and the proxy solicitation and negotiating a merger agreement with CTS, the Company incurred certain costs, including legal fees, investment banking fees and the payment of a nonrefundable $2 million inducement fee to CTS upon signing the Agreement and Plan of Merger on May 9, 1997. These costs totaled $5,594,000 ($4,168,000, or $1.09 loss per share, net of tax benefits).

Note 6 - Income Tax Charge (Benefit):

The effective rates for tax benefits for the three and six months ended June 30, 1997 were substantially lower than the Federal statutory rate due to the effect of certain non-deductible takeover defense and merger costs. The effective rates for tax charges (benefits) for the three and six months ended June 30, 1996 exceeded the Federal statutory rate due to the effect of state income taxes.

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

The Company has been notified by the U.S. Environmental Protection Agency ("EPA") that it is a Potentially Responsible Party ("PRP") regarding hazardous waste cleanup in the vicinity of a Company site in California, and has elected to participate in the allocation of responsibility proceedings conducted by the PRP group formed in connection therewith. In February 1996, the Company settled the past costs portion of a 1995 lawsuit by a state environmental agency to recover past and future response costs related to the cleanup of a non-Company site in Pennsylvania as to which the Company was earlier designated a PRP; and the Company has also been sued by certain of the PRPs who have agreed with the state agency to fund other past response costs at that site to recover a portion of those costs from the Company and other PRPs who have not agreed to participate in such funding. The Company is also a defendant in two lawsuits seeking contribution for Superfund cleanup costs relating to two other non-Company sites in Pennsylvania. Based upon its knowledge of the extent of the Company's exposure and current statutes, rules and regulations, and emerging alternative remedial approaches, management believes that the anticipated costs resulting from claims and proceedings with respect to the above mentioned sites, including remediation, the extent and cost of which are presently unknown, will not materially affect the financial position or results of operations of the Company.

With respect to other claims and actions against the Company, it is the opinion of Management that they will not have a material effect on the financial position of the Company.


Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Results of Operations - Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996
--------------------------------------------------------------------

Sales increased $2,500,000 or 7.5%. Sales in the Electrical Appliances and Electronic Devices segment increased $2,096,000. Increases in sales of heat dissipating devices for computers and oscillators were offset in part by a decline in sales of electrical appliances, primarily due to a decision by Waring's management late in 1996 to de-emphasize low margin consumer products and their marketing through mass merchants and to focus instead on higher quality and higher margin consumer and commercial products. Sales in the Fabricated Metal Products and Equipment segment increased $687,000, as security, air and systems product sales improved. Sales in the Power and Controlled Environmental Systems segment decreased $283,000, as sales declines for power plant and thermal products were partially offset by sales increases for engine generator sets under the Tactical Quiet ("TQ") contract and for transportable medical units.

Gross profit increased $2,101,000 and increased as a percentage of sales to 24.1% from 19.6%. Gross profit in the Electrical Appliances and Electronic Devices segment increased due to sales increases for heat dissipating devices for computers and oscillators, and favorable sales mix on quartz crystal products and electrical appliances. Gross profit increased in the Fabricated Metal Products and Equipment segment due to sales increases and improvement in manufacturing efficiency at the Scranton, Pennsylvania plant compared to the prior year. Gross profit increased slightly in the Power and Controlled Environmental Systems segment, as improved margins on engine generator sets due to increased sales, and gross profit of $223,000 ($138,000 net of income taxes) related to a supplemental delay claim settlement, under the TQ contract, and on transportable medical suites were offset by decreased margins on lower sales of power plant products.

Selling, general and administrative expenses increased $269,000 but declined as a percentage of sales to 17.6% from 18.1%. Increased performance-related incentive costs were offset in part by salary and benefit savings resulting from last year's staff reductions at the Waring and Anemostat Scranton operations.

Other expense, net increased $290,000, as environmental costs declined $124,000 and other net costs increased $412,000, primarily related to an unfavorable judgement in a customer contract dispute and the costs of litigation against a former supplier of an electrical appliance.

In the course of responding to and defending against the unsolicited tender offer and proxy solicitation of WHX and negotiating a merger agreement with CTS, the Company incurred certain costs during the quarter totaling $5,594,000, which included legal fees, investment banking fees and the payment of a nonrefundable $2,000,000 inducement fee to CTS upon signing the Agreement and Plan of Merger on May 9, 1997.

The Company recorded an income tax benefit of $743,000, a 19.7% tax rate, for the current year's period, and an income tax charge of $117,000, a 41.5% tax rate, for the prior year's period. The effective benefit rate is substantially lower than the Federal statutory rate due to the effect of certain non-deductible takeover defense and merger costs. Without these costs, the effective tax rate would have been 37.4%. The effective rate for the prior year's period exceeds the Federal statutory rate due to the effect of state income taxes.

Income from the Company's equity investment in CTS Corporation increased $1,279,000 as CTS' quarterly net earnings increased by $3,118,000 compared to the prior year period. The Company's percentage of equity ownership decreased to 44.0% for the current period, compared to 44.1% at June 30, 1996, due to stock issuances by CTS.


Results of Operations - Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996
----------------------------------------------------------------------

Sales increased $5,038,000 or 8.2%. Sales in the Electrical Appliances and Electronic Devices segment increased $3,733,000. Increases in sales of heat dissipating devices for computers and oscillators were partially offset by sales declines for electrical appliances, primarily due to a decision by Waring's management late in 1996 to de-emphasize low margin consumer products and their marketing through mass merchants and to focus instead on higher quality and higher margin consumer and commercial products. Sales in the Fabricated Metal Products and Equipment segment increased $734,000, as air, security, door and systems product sales improved. Sales in the Power and Controlled Environmental Systems segment increased $571,000, as sales increases of engine generator sets, and revenues related to a delay claim settlement, under the TQ contract and of transportable medical units were partially offset by sales declines for power plant products.

Gross profit increased $5,217,000 and increased as a percentage of sales to 25.4% from 19.0%. Gross profit in the Electrical Appliances and Electronic Devices segment increased due to sales increases for heat dissipating devices for computers and oscillators, and favorable sales mix on quartz crystal products and electrical appliances. Gross profit increased in the Fabricated Metal Products and Equipment segment due to sales increases and improvement in manufacturing efficiency at the Scranton, Pennsylvania plant compared to the prior year's period. Gross profit increased in the Power and Controlled Environmental Systems segment, as increased shipments of engine generator sets and gross profit of $951,000 ($597,000 net of income taxes) related to a delay claim settlement under the TQ contract and gross profit increases for transportable medical units were partially offset by decreases for power plant products.

Selling, general and administrative expenses decreased $95,000 and declined as a percentage of sales to 18.9% from 20.6%. Salary and benefit savings resulting from last year's staff reductions at the Waring and Anemostat Scranton operations were offset in part by increased performance-related incentive costs.

Other expense, net increased $547,000, as environment costs declined $62,000 and other net costs increased $643,000, primarily related to an unfavorable judgement in a customer contract dispute and the costs of litigation against a former supplier of an electrical appliance.

In the course of responding to and defending against the unsolicited tender offer and proxy solicitation of WHX and negotiating a merger agreement with CTS, the Company incurred certain costs during the six months totaling $5,594,000, which included legal fees, investment banking fees and the payment of a nonrefundable $2,000,000 inducement fee to CTS upon signing the Agreement and Plan of Merger on May 9, 1997.

The Company recorded income tax benefits of $55,000, a 2.9% tax rate, for the current year's period and $413,000, a 38.2% tax rate, for the prior year's period. The effective benefit rate for the current year's period is substantially lower than the Federal statutory rate due to the effect of certain non- deductible takeover defense and merger costs. Without these costs, the effective tax rate would have been 37.2%. The effective rate for the prior year's period exceeds the Federal statutory rate due to the effect of state income taxes.

Income from the Company's equity investment in CTS decreased $144,000 due to last year's first quarter $2,466,000 favorable adjustment to taxes previously provided on the Company's cumulative share of CTS' undistributed earnings through January 1, 1996. (See Note 2 - Equity Investment in CTS Corporation in the Notes to the Condensed Consolidated Financial Statements). CTS' six month net earnings increased by $5,658,000 compared to the prior year. The Company's percentage of equity ownership decreased to 44.0% for the current period, compared to 44.1% at June 30, 1996, due to stock issuances by CTS.

Beginning on April 1, 1996, the Fermont Division's results of operations are included in the Company's Consolidated Statements of Income.
Reported results for prior periods have been reclassified, including a $251,000 reversal for the six months ended June 30, 1996 of the operating loss provision for Fermont recorded in a prior period.

Financial Condition

Cash and cash equivalents increased $1,361,000 during the six months ended June 30, 1997. Cash of $2,689,000 was used in operating activities, principally to pay takeover defense and merger costs and to fund increases in accounts receivable and inventories, which were offset in part by increases in accounts payable and accrued expenses. Cash of $2,378,000 was used in investing activities to acquire machinery and equipment. Cash of $6,428,000 was provided by financing activities, as borrowings increased by $7,000,000. The Company also paid dividends and purchased treasury stock.

Cash at June 30, 1997 amounted to $2,507,000. During the six month period, the Company borrowed $7,000,000 under its $37,000,000 Revolving Credit Agreement with its banks. The Company presently has $31,500,000 available under the Agreement, in addition to a $9,000,000 uncommitted line with a bank.

Liquidity and financial resources are considered adequate to fund planned Company operations, including capital expenditures, payment of dividends and additional stock purchases, if any, and the payment of takeover defense and merger costs, presently estimated at $10.5 million. The Company intends to continue its stated policy of reviewing potential acquisitions of companies and product lines which it believes would enhance its growth and profitability.

Management anticipates that the Company's deferred tax assets will be realized based upon its expectation of future taxable income. The Company will require taxable income of $15,639,000 to realize its net deferred tax assets, which are $5,956,000, excluding deferred tax liabilities of $1,549,000 at June 30, 1997 for the undistributed earnings of the Company's equity investment in CTS Corporation. Also, under applicable carryback provisions of the Internal Revenue Code, prior years' taxable income could be utilized to realize a substantial portion of the deferred tax assets.

With respect to environmental matters (see Note 7 - Contingencies in the Notes to the Condensed Consolidated Financial Statements), the Company incurred costs of $110,000 and $235,000 for managing hazardous substances or pollutants during the current three and six month periods, compared to $325,000 and $426,000 for the comparable prior year periods. In complying with federal, state and local environmental protection statutes and regulations, the Company has altered or modified certain manufacturing processes and expects to continue to do so in the future. Such modifications to date have not significantly increased capital expenditures or materially affected earnings or the competitiveness of the Company.

In connection with the WHX tender offer and proxy solicitation and the CTS Merger Agreement, the Company has incurred and expects to continue to incur costs, including fees for investment bankers and legal counsel, which are significant and will negatively impact future operating results and cash flows. The Board of Directors has authorized the Company to enter into various severance arrangements with key employees which will require lump sum payments in the event of a change in control (as defined in the agreements) followed by certain terminations of employment. Certain lump sum payments would also be required in the event of a change in control followed by certain terminations of employment under the employment contracts dated February 1, 1996, as amended, with Andrew Lozyniak, Patrick J. Dorme and Henry V. Kensing. (See Note 5 - Unsolicited Tender Offer and CTS Merger Agreement in the Notes to the Condensed Consolidated Financial Statements.)

The Financial Accounting Standards Board ("FASB") recently issued FASB Statement No. 128, "Earnings per Share," which the Company is required to adopt for the quarter and year ended December 31, 1997. The statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share." It replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. Earlier adoption is not permitted under the Statement, but restatement of prior periods is required once adopted. Restatement of prior period EPS data is not expected to have a material effect on prior period EPS numbers.

The FASB recently issued Statement No. 130, "Reporting Comprehensive Income," which the Company is required to adopt for the quarter ended March 31, 1998. The Company anticipates no substantial impact on its financial position or results of operations upon adoption of Statement No. 130.

The FASB recently issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related information," which the Company is required to adopt for the year ended December 31, 1998. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. The Company has not yet decided whether it will elect to adopt Statement No. 131 earlier than required by the Statement.


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

               (a)  Exhibits

               2.1 Amended and Restated Agreement and Plan of Merger, dated as of July 17, 1997, among Dynamics Corporation of America, CTS Corporation and CTS First Acquisition Corp. (incorporated by reference to Exhibit (c)(6) to Amendment No. 3 to the Schedule 13D of CTS Corporation, filed July 18, 1997, with respect to its investment in Dynamics Corporation of America). DCA agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

               27.1      Financial Data Schedule, for the period ended
                         June 30, 1997.

               (b) On May 9, 1997, the Company reported on Form 8-K under Item 5, Other Events, that it had amended its Rights Agreement, dated as of January 30, 1986, as amended on December 27, 1995, pursuant to which Series A Cumulative Participating Preferred Stock Purchase Rights (the "Rights") were issued to holders of the common stock of the Company.
                    The Rights Agreement now provides that the Board of Directors of the Company shall determine the day that a Distribution Date occurs following the first public announcement of the commencement of, or the intent of any Person (other than the Company) to commence, a tender or exchange offer for 25% or more of the outstanding shares of Common Stock. Without such an amendment, the Rights would have separated from the common stock on May 10, 1997, as a result of WHX Corporation's offer to purchase any and all shares of the Company's Common Stock.

                    On May 12, 1997, the Company reported on Form 8-K under Item 5, Other Events, that the Company, CTS Corporation and CTS First Acquisition Corp. has entered into an Agreement and Plan of Merger. The Company also reported that it had amended its Rights Agreement, as referenced above, so that the Expiration Date shall mean the earliest to occur of (a) February 14, 2006, or such date to which the Rights may be extended pursuant to the Rights Agreement, (b) the date on which the Rights are redeemed as provided in the Rights Agreement or
                    (c) immediately prior to the Effective Time of the Merger. The Rights Agreement also now provides that none of CTS, any of its affiliates or associates or any of its permitted assignees or transferees shall be deemed an Acquiring Person and neither a Distribution Date nor a Stock Acquisition Date shall be deemed to occur by reason of the Merger Agreement.

                    For both filings, the Company reported on Form 8-K under Item 7, Financial Statements, Pro Forma
                    Financial Information and Exhibits, the applicable exhibits for the filing.



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

                              DYNAMICS CORPORATION OF AMERICA
                                        (Registrant)

                              /s/      Patrick J. Dorme
                              --------------------------------
                                        (Signature)

                              Patrick J. Dorme
                              Vice President - Finance and
                                   Chief Financial Officer

     Date:  August 13, 1997


                               EXHIBIT INDEX

     Exhibit
       No.     Description
     -------   -----------
     2.1       Amended and Restated Agreement and Plan of Merger,
               dated as of July 17, 1997, among Dynamics Corporation of America, CTS Corporation and CTS First Acquisition
               Corp. (incorporated by reference to Exhibit (c)(6) to Amendment No. 3 to the Schedule 13D of CTS Corporation, filed July 18, 1997, with respect to its investment in Dynamics Corporation of America). DCA agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

     27.1      Financial Data Schedule, for the period ended June 30,
               1997.